Form 10-K
period 2022-12-31
PPG INDUSTRIES INC
filed 2023-02-16
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2022, was $26,830 million.
As of January 31, 2023, 235,179,993 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $30,608 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of PPG Industries, Inc. Proxy Statement for its 2023 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year, are incorporated herein by reference into Part III of this report.
2022 PPG ANNUAL REPORT AND FORM 10-K 1

PPG INDUSTRIES, INC.
AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” “Registrant,” “we,” “us” and “our” refer to PPG Industries, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise.

2022 PPG ANNUAL REPORT AND FORM 10-K 2

Part I
Item 1. Business
PPG Industries, Inc. manufactures and distributes a broad range of paints, coatings and specialty materials. PPG was incorporated in Pennsylvania in 1883. PPG’s vision is to be the world’s leading coatings company by consistently delivering high-quality, innovative and sustainable solutions that customers trust to protect and beautify their products and surroundings.
PPG has a proud heritage with a demonstrated commitment to innovation, sustainability, community engagement and development of leading-edge paint, coatings and specialty materials technologies. Through dedication and industry-leading expertise, we solve our customers’ biggest challenges, collaborating closely to find the right path forward. PPG is a global leader with manufacturing facilities and equity affiliates in more than 70 countries.
PPG supplies paints, coatings and specialty materials to customers serving a wide array of end-uses, including industrial equipment and components; packaging material; aircraft and marine equipment; automotive original equipment; automotive refinish; pavement marking products; as well as coatings for other industrial and consumer products. PPG also serves commercial and residential new build and maintenance customers by supplying coatings to painting and maintenance contractors and directly to consumers for decoration and maintenance.
The coatings industry is highly competitive and consists of several large firms with global presence and many firms supplying local or regional markets. PPG competes in its primary markets with the world’s largest coatings companies, most of which have global operations, and with many regional coatings companies.
PPG’s business is comprised of two reportable business segments: Performance Coatings and Industrial Coatings as described below:
2022 PPG ANNUAL REPORT AND FORM 10-K 3

PERFORMANCE COATINGS

Strategic Business Unit	Products	Primary Customers / End-uses	Main Distribution Methods	Primary Brands
Aerospace Coatings	Coatings, sealants, transparencies, transparent armor, adhesives, engineered materials, packaging and chemical management services for the aerospace industry	Commercial, military, regional jet and general aviation aircraft	Direct to customers and company-owned distribution network	PPG®
Architectural Coatings Americas and Asia Pacific	Paints, wood stains, adhesives and purchased sundries	Painting and maintenance contractors and consumers for decoration and maintenance of residential and commercial building structures	Company-owned stores, home centers and other regional or national consumer retail outlets, paint dealers, concessionaires, independent distributors and direct to consumers	PPG®, GLIDDEN®, COMEX®, OLYMPIC®, DULUX® (in Canada), PPG PITTSBURGH PAINTS®, MULCO®, FLOOD®, LIQUID NAILS®, SICO®, RENNER®, TAUBMANS®, WHITE KNIGHT®, BRISTOL® and HOMAX®
Architectural Coatings Europe, Middle East and Africa (EMEA)				SIGMA®, HISTOR®, SEIGNEURIE®, GUITTET®, PEINTURES GAUTHIER®, RIPOLIN®, JOHNSTONE’S®, LEYLAND®, PRIMALEX®, DEKORAL®, TRILAK®, PROMINENT PAINTS®, GORI®, BONDEX®, DANKE!® and TIKKURILA®
Automotive Refinish Coatings	Coatings, solvents, adhesives, sealants, purchased sundries, software and putties	Automotive and commercial transport/fleet repair and refurbishing, light industrial coatings and specialty coatings for signs	Independent distributors and direct to customers	PPG®, SEM®, SPRINT®
Protective and Marine Coatings	Coatings and finishes for the protection of metals and structures	Metal fabricators, heavy duty maintenance contractors and manufacturers of ships, bridges and rail cars	Direct to customers, company-owned architectural coatings stores, independent distributors and concessionaires	PPG®
Traffic Solutions	Paints, thermoplastics, pavement marking products and other advanced technologies for pavement marking	Government, commercial infrastructure, painting and maintenance contractors	Direct to customers, government agencies and independent distributors	Ennis-Flint®

Segment Overview	This reportable business segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with pavement marking products, paint strippers, stains and related chemicals, as well as transparencies and transparent armor.
Alliances	PPG has an established alliance with Asian Paints Ltd. to serve certain automotive refinish customers in India.
Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity, distribution and brand recognition
Global Competitors	Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Benjamin Moore, Hempel A/S, Kansai Paints, the Jotun Group, Masco Corporation, Nippon Paint, RPM International Inc., The Sherwin-Williams Company and 3M Company
Principal Manufacturing and Distribution Facilities	Amsterdam, Netherlands; Birstall, United Kingdom; Busan, South Korea; Carrollton, Texas; Clayton, Australia; Delaware, Ohio; Deurne, Belgium; Ennis, Texas; Gonfreville, France; Greensboro, North Carolina; Huntsville, Alabama; Huron, Ohio; Kunshan, China; Little Rock, Arkansas; Mexico City, Mexico; Milan, Italy; Mojave, California; Nykvarn, Sweden; Oakwood, Georgia; Ontario, Canada; Ostrow Wielkopolski, Poland; Ruitz, France; Shildon, United Kingdom; Sylmar, California; Stowmarket, United Kingdom; Tepexpan, Mexico; Vantaa, Finland; and Wroclaw, Poland.
2022 PPG ANNUAL REPORT AND FORM 10-K 4

INDUSTRIAL COATINGS

Strategic Business Unit	Products	Primary Customers / End-uses	Main Distribution Methods	Primary Brands
Automotive OEM(a) Coatings	Specifically formulated coatings, adhesives and sealants and metal pretreatments	Automotive original equipment, including both combustion engine and electric vehicles, and automotive parts and accessories, including battery-related components	Direct to manufacturing companies and various coatings applicators	PPG®
Industrial Coatings	Specifically formulated coatings, adhesives and sealants and metal pretreatments; services and coatings application	Appliances, agricultural and construction equipment, consumer electronics, building products (including residential and commercial construction), kitchenware, transportation vehicles and numerous other finished products; On-site coatings services within several customer manufacturing locations as well as at regional service centers.		PPG®
Packaging Coatings	Specifically formulated coatings	Metal cans, closures, and plastic tubes for food, beverage and personal care, and promotional and specialty packaging		PPG®
Specialty Coatings and Materials	Amorphous precipitated silicas, TESLIN® substrate, Organic Light Emitting Diode (OLED) materials, optical lens materials and photochromic dyes	Silicas - Tire, battery separator and other end-uses
TESLIN - Labels, e-passports, drivers’ licenses, breathable membranes, loyalty cards and identification cards
OLED - displays and lighting
		Lens materials - optical lenses and color-change products		PPG® TESLIN®
(a) Original equipment manufacturer (OEM)

Segment Overview
This reportable business segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, low-friction coatings, precipitated silicas and other specialty materials.

Alliances	PPG has established alliances with Kansai Paints to serve Japanese-based automotive OEM customers in North America and Europe and Asian Paints Ltd. to serve certain aftermarket customers and automotive OEM customers in India.
Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity and distribution.
Global Competitors	Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Kansai Paints, Nippon Paint and The Sherwin-Williams Company
Principal Manufacturing and Distribution Facilities	Barberton, Ohio; Busan, South Korea; Cieszyn, Poland; Cleveland, Ohio; Delfzijl, Netherlands; Lake Charles, Louisiana; Oak Creek, Wisconsin; Quattordio, Italy; San Juan del Rio, Mexico; Springdale, Pennsylvania; Sumaré, Brazil; Weingarten, Germany; and Suzhou, Tianjin and Zhangjiagang, China.

2022 PPG ANNUAL REPORT AND FORM 10-K 5

Research and Development

($ in millions, except percentages)	2022	2021	2020
Research and development costs, including depreciation of research facilities	$470	$463	$401
% of annual net sales	2.7%	2.8%	2.9%
Technology innovation has been a hallmark of PPG’s success throughout its history. The Company seeks to optimize its investment in research and development to create new products to drive profitable growth. We align our product development with the macro trends in the markets we serve, including a focus on sustainability, and leverage core technology platforms to develop products to address unmet market needs. Additionally, we operate laboratories in close geographic proximity to our customers and we customize our products for our customers' end-use applications. Our history of successful technology introductions is based on a commitment to an efficient and effective innovation process and disciplined portfolio management. We have obtained government funding for a small portion of the Company’s research efforts, and we will continue to pursue government funding, where appropriate.
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
Raw Materials, Energy and Logistics
PPG uses a wide variety of complex raw materials that serve as the building blocks of our manufactured products. The Company’s most significant raw materials include resins, reactants, solvents, titanium dioxide, epoxy and emulsions. Raw materials include both organic, primarily petroleum-derived, materials and inorganic materials. Raw materials represent PPG’s single largest production cost component.
Most of the raw materials and energy used in production are purchased from outside sources, and the Company has made, and continues to make, supply arrangements to meet our planned operating requirements for the future. Supply of critical raw materials and energy is managed by establishing contracts with multiple sources and identifying alternative materials or technology whenever possible. In support of our decarbonization efforts, we are increasing the amount of renewable energy secured for our operating facilities and increasingly evaluating alternative raw materials that offer sustainable benefits and support the circular economy, including recycled, bio-based, bio-circular feedstocks and biomass balance products. Prices for certain of our raw materials typically fluctuate with energy prices and global supply and demand changes; however, pricing may be impacted by the fact that the manufacture of our raw materials is several steps downstream from crude oil, natural gas, and other key feedstocks.
Through effective management of raw materials, energy and logistics, the Company aims to maintain a competitive cost position and ensure ongoing security of supply. Security of a sufficient supply of high-quality raw materials is important to PPG’s continued success as it allows the Company to increase production as necessary to keep pace with customer demand. In 2022, we continued to experience shortages of certain raw materials, which negatively impacted our ability to fully meet some of our customers’ demand. We continue to focus on improving our competitive cost position and expanding our supply of high-quality raw materials, including strategic initiatives to qualify multiple sources of supply.
We typically experience fluctuating prices for energy and raw materials driven by various factors, including changes in supplier feedstock costs and inventories, global industry activity levels, foreign currency exchange rates, government regulation, and global supply and demand factors. For 2022 versus 2021, we experienced increases in our operating costs of more than $1 billion, including significant raw material and energy cost inflation. The increases in raw material costs were primarily driven by higher supplier feedstock costs, higher energy prices, labor availability challenges, transportation shortages and higher ocean freight costs. Also in 2022, we experienced increases in other logistics costs, driven by supply chain disruptions, logistical challenges, labor shortages and manufacturing interruptions at both our factories and those of our suppliers and customers.
Given the uncertainty associated with the various factors that drive raw material prices, we are not able to predict the 2023 full-year impact of changes in raw material costs versus 2022; however, we expect the negative impact of raw material inflation to lessen as 2023 progresses.
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
2022 PPG ANNUAL REPORT AND FORM 10-K 6

Our commitment to sustainability extends to our suppliers as an extension of our internal focus on sustainability. The PPG Global Supplier Code of Conduct clarifies our global expectations in the areas of business integrity, labor practices, associate health and safety, and environmental management. Our Supplier Sustainability Policy builds upon our Global Supplier Code of Conduct by establishing expectations for sustainability within our supply chain. This policy reinforces our expectations that our suppliers, as well as their subcontractors, will comply fully with applicable laws and adhere to internationally recognized environmental, social and corporate-governance standards.
In both 2022 and 2021, PPG earned a Gold rating from EcoVadis™, a trusted business sustainability ratings platform. EcoVadis experts evaluate company performance on 21 factors related to environment, labor and human rights, ethics, and sustainable procurement. The rating methodology is based on international sustainability standards and initiatives, such as the Global Reporting Initiative (GRI) Standards, United Nations Global Compact and ISO 26000 standard (social responsibility). Maintaining a Gold rating from EcoVadis underscores PPG’s ongoing commitment to corporate social responsibility and our efforts to manage our economic, social and environmental impact.
Global Operations
PPG has a significant investment in non-U.S. operations. This broad geographic footprint serves to lessen the significance to us of economic impacts occurring in any one region of the world. As a result of our global footprint, we are subject to certain inherent risks, including economic and political conditions in international markets, trade protection measures and fluctuations in foreign currency exchange rates. During 2022, unfavorable foreign currency translation decreased Net sales by approximately $775 million and Income before income taxes by approximately $85 million.
Refer to Note 20, “Revenue Recognition” in Item 8 of this Form 10-K for additional geographic information pertaining to sales and Note 21, “Reportable Business Segment Information” in Item 8 of this Form 10-K for geographic information related to PPG’s property, plant and equipment.
Seasonality
PPG’s Income before income taxes has typically been greater in the second and third quarters and Cash from operating activities has been greatest in the fourth quarter due to end-use market seasonality, primarily in our architectural coatings and traffic solutions businesses. Demand for our architectural coatings and traffic solutions products is typically the strongest in the second and third quarters due to higher home improvement, maintenance and construction activity during the spring and summer months in the U.S., Canada and Europe. The Latin American paint season is the strongest in the fourth quarter. These cyclical activity levels result in the collection of outstanding receivables and lower inventory on hand in the fourth quarter generating higher Cash from operating activities.
Human Capital
The average number of people employed by PPG during 2022 was approximately 52,000, of which approximately 15,600 were in the United States and approximately 36,400 were elsewhere in the world. The Company has numerous collective bargaining agreements throughout the world. We observe local customs, laws and practices in labor relations when negotiating collective bargaining agreements. There were no significant work stoppages in 2022. While we have experienced occasional work stoppages and may experience some work stoppages in the future, we believe that we will be able to negotiate all labor agreements on satisfactory terms. To date, these work stoppages have not had a significant impact on our results of operations. Overall, we believe we have good relationships with our employees.
The PPG Way is a set of behaviors that enables, empowers and engages each employee to fully live our values and realize our full potential as an organization. It guides our employees and leaders as we strive to achieve our purpose of protecting and beautifying the world. Employee engagement is a measure of the extent to which our employees are involved in, enthusiastic about, and committed to our work and workplace. We conduct employee surveys to increase dialogue among teams and implement meaningful action to improve results.
Our human capital management strategies provide the foundation for our teams to thrive and deliver exceptional performance. These strategies in the areas of culture and purpose, employee engagement, development and pay equity are overseen by the Human Capital Management and Compensation Committee of our Board of Directors. We are committed to ensuring our employees are safe, healthy, enabled, engaged and valued for the diverse talents they bring to PPG. We believe that having quality dialogue with our people, recognizing the value they bring and championing an authentic culture generates engaged employees and a company that is more innovative, productive and competitive. Our focus on and investment in learning and development are crucial to ensuring we keep our people engaged, productive and successful at every stage of their careers. We are committed to promoting from within wherever possible while also bringing in new ideas, thoughts and insights.
2022 PPG ANNUAL REPORT AND FORM 10-K 7

Our environmental, health and safety policy and standards define our expectations, and we implement programs and initiatives to reduce health and safety risk in our operations. We measure progress against our health and safety goals using the injury and illness rate, which is calculated as the number of illness and injury incidents per 200,000 work hours. For 2022 and 2021, our injury and illness rate was 0.30 and 0.26, respectively.
One of PPG’s greatest strengths is the diversity of our people, who represent wide-ranging nationalities, cultures, languages, religions, ethnicities, and professional and educational backgrounds. Their unique perspectives enable us to meet challenges quickly, creatively and effectively, providing a significant competitive advantage in today’s global economy. To ensure our people feel valued and respected, we are committed to providing a workplace that embraces a culture of diversity and inclusion and is free from harassment and bullying. In connection with our focus on diversity, equity and inclusion, PPG operates eight Employee Resource Networks (“ERNs”). These ERNs are open to all employees and are intended to provide an opportunity for in-depth discussion, focus and recommendations on how PPG can deliver higher growth and performance by creating a more diverse, equitable and inclusive organization.
More information about PPG’s human capital management strategies and our workforce can be found in the Proxy Statement for our 2023 Annual Meeting of Shareholders and in our ESG Report located at http://sustainability.ppg.com.
Environmental Matters
PPG is committed to operating in a sustainable manner and to helping our customers meet their sustainability goals. Our sustainability efforts are governed by the Sustainability and Innovation Committee of our Board of Directors. At the management level, day-to-day implementation of our environmental, social and governance (“ESG”) initiatives is led by our Vice President, Global Sustainability, who is responsible for coordinating PPG’s ESG and sustainability programs and for communicating our ESG progress with our customers, shareholders and other stakeholders. The Vice President, Global Sustainability works with PPG’s Sustainability Committee, a committee of management consisting of senior corporate executives, to establish and monitor our sustainability goals, policies, programs and procedures that incorporate sustainability into our business practices, including resource management, climate change impacts, innovation, community engagement, communications, procurement, manufacturing and employee wellness.
Our dedication to innovation is intertwined with sustainability. We are marketing an ever-growing variety of products and services that protect the environment and provide safety and other benefits to our customers. Our products contribute to lighter, more fuel-efficient vehicles, airplanes and ships, and they help our customers reduce their energy consumption, conserve water and reduce waste. These products include compact automotive paint processes and low cure capabilities that save energy and reduce water usage at customer manufacturing sites; sustainable, waterborne coatings formulations; sustainable powder coatings; lightweight sealants and coatings for aircraft; coatings that cool surfaces; coatings for recyclable metal packaging; antimicrobial products; coatings that contain reduced materials of concern; architectural coatings that contain lower carbon content raw materials; silica products for tires that improve vehicle fuel economy; and solutions for autonomous and battery-powered vehicles. Sales from sustainable products represented 39% of the Company’s total Net sales for the year ended December 31, 2022.
PPG is committed to using resources efficiently and driving sustainability throughout our entire value chain, including continued focus on reducing greenhouse gas emissions, water withdrawal and total energy use. More information about PPG’s sustainability values, efforts, goals and data and our community and employee engagement programs can be found in our ESG Report located at http://sustainability.ppg.com.
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
In addition to the $217 million currently reserved for environmental remediation efforts, we may be subject to loss contingencies related to environmental matters estimated to be approximately $100 million to $200 million. These reasonably possible unreserved losses relate to environmental matters at a number of sites, none of which are individually
2022 PPG ANNUAL REPORT AND FORM 10-K 8

significant. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

($ in millions)	2022	2021	2020
Capital expenditures for environmental control projects	$22	$17	$12
It is expected that capital expenditures for such projects in 2023 will be in the range of $25 million to $35 million. Actual future capital expenditures may differ from expectations due to the inherent uncertainties involved in estimating future environmental remediation compliance costs, including possible technological, regulatory and enforcement developments, the results of environmental studies and other factors.
Management believes that the outcome of these environmental contingencies will not have a material adverse effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Refer to Note 15, “Commitments and Contingent Liabilities” in Item 8 of this Form 10-K for additional information related to environmental matters and our accrued liability for estimated environmental remediation costs.
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
Economic Risks
The effects of the COVID-19 pandemic have negatively impacted and are continuing to adversely impact our financial condition and results of operations.
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
Most of our raw materials are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. Adequate supply of critical raw
2022 PPG ANNUAL REPORT AND FORM 10-K 9

materials is managed by establishing contracts, procuring from multiple sources, and identifying alternative materials or technology whenever possible. The Company is continuing its aggressive sourcing initiatives to effectively broaden our supply of high quality raw materials. These initiatives include qualifying multiple and local sources of supply, within Asia and other lower cost regions of the world, diversification of our resin supply including adding on-site resin production at certain manufacturing locations, and a reduction in the amount of titanium dioxide and other raw materials used in our product formulations. Despite our actions undertaken to maintain supply arrangements adequate to meet planned operating requirements, raw material supply chain disruptions, including logistical and transportation challenges in many regions, have adversely impacted, and may continue to adversely impact, our ability to procure raw materials, adversely impacting our financial results.
An inability to obtain certain critical raw materials has adversely impacted our ability to produce certain products and could do so in the future. Increases in the cost of raw materials may have an adverse effect on our Income from continuing operations or Cash from operating activities in the event we are unable to offset these higher costs in a timely manner.
The pace of economic growth and level of uncertainty could have a negative impact on our results of operations and cash flows.
Demand for our products and services depends, in part, on the general economic conditions affecting the countries and markets in which we do business. Weak economic conditions in certain geographies and changing supply and demand balances in the markets we serve have negatively impacted demand for our products and services in the past and may do so in the future. Recently, global economic uncertainty has increased due to a number of factors, including the war in Ukraine, COVID-19, consumer sentiment and commodity market volatility, disruption in supply chains globally, potential changes to international trade agreements, the imposition of tariffs and the threat of additional tariffs, and labor shortages in certain regions of the world. PPG provides products and services to a variety of end-use markets in many geographies. This broad end-use market exposure and expanded geographic presence lessens the significance of any individual decrease in activity levels; nonetheless, lower demand levels may result in lower sales, which would result in reduced Income from continuing operations and Cash from operating activities.
Fluctuations in foreign currency exchange rates could affect our financial results.
We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies will affect our Net sales, Net income and the value of balance sheet items denominated in foreign currencies. We may use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations related to foreign currency transactions. However, fluctuations in foreign currency exchange rates, particularly the strengthening or weakening of the U.S. dollar against major currencies, could adversely or positively affect our financial condition and results of operations which are expressed in U.S. dollars.
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
PPG is involved in a number of lawsuits and claims, both actual and potential, in which substantial monetary damages are sought. Those lawsuits and claims may relate to contract, patent, environmental, product liability, asbestos exposure,
2022 PPG ANNUAL REPORT AND FORM 10-K 10

antitrust, employment, securities and other matters arising out of the conduct of PPG’s current and past business activities. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. We maintain insurance against some, but not all, of these potential claims, and the levels of insurance we maintain may not be adequate to fully cover any and all losses. We believe that, in the aggregate, the outcome of all current lawsuits and claims involving PPG, including those described in Note 15, “Commitments and Contingent Liabilities” in Item 8 of this Form 10-K, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Nonetheless, the results of any future litigation or claims are inherently unpredictable, and such outcomes could have a material adverse effect on our results of operations, Cash from operating activities or financial condition.
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
For example, regulations concerning the composition, use and transport of chemical products continue to evolve. Developments concerning these regulations could potentially impact the availability or viability of some of the raw materials we use in our product formulations and/or our ability to supply certain products to some customers or markets. Import/export sanctions and regulations also continue to evolve and could result in increased compliance costs, slower product movements or additional complexity in our supply chains.
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
As a multinational corporation, we are subject to various taxes in both the U.S. and non-U.S. jurisdictions. Due to economic and political conditions, tax rates in these various jurisdictions may be subject to significant changes. Our future effective income tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. Further, PPG may continue to refine its estimates to incorporate new or better information as it becomes available. Recent developments, including potential U.S. or international tax reform, the European Commission’s investigations on illegal state aid as well as the Organisation for Economic Co-operation and Development project on Base Erosion and Profit Shifting may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. If our effective income tax rate were to increase, our Cash from operating activities, financial condition and results of operations would be adversely affected. Although we believe that our tax filing positions are appropriate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our Cash from operating activities, financial condition and results of operations.
Operational and Strategic Risks
Our international operations expose us to additional risks and uncertainties that could affect our financial results.
PPG has a significant investment in global operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region. Notwithstanding the benefits of geographic diversification, our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our operations outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. Our percentage of sales generated in 2022 by products sold outside the U.S. was approximately 60%.
2022 PPG ANNUAL REPORT AND FORM 10-K 11

Business disruptions could have a negative impact on our results of operations and financial condition.
Unexpected events, including supply disruptions, temporary plant and/or power outages, work stoppages, natural disasters and severe weather events, including those potentially due to climate change, significant public health issues, computer system disruptions, fires, war or terrorist activities, could increase the cost of doing business or otherwise harm the operations of PPG, our customers and our suppliers. It is not possible for us to predict the occurrence or consequence of any such events. However, such events could reduce our ability to supply products, reduce demand for our products or make it difficult or impossible for us to receive raw materials from suppliers or to deliver products to customers.
Integrating acquired businesses into our existing operations.
Growth through acquisitions is an important component of the Company’s strategy. Over the last decade, we have successfully completed more than 50 acquisitions, and we will likely acquire additional businesses and enter into additional joint ventures in the future. Growth through acquisitions and the formation of joint ventures involve risks, including:
•difficulties in assimilating acquired companies and products into our existing business;
•delays in realizing the benefits from the acquired companies or products;
•diversion of our management’s time and attention from other business concerns;
•difficulties due to lack of or limited prior experience in any new markets we may enter;
•unforeseen claims and liabilities, including unexpected environmental exposures, product liability, or existing information technology vulnerabilities;
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
We believe the automotive industry will experience significant and continued change in the coming years, including an increase in the production of electric vehicles. Vehicle manufacturers continue to develop new safety features such as collision avoidance technology and self-driving vehicles that may reduce vehicle collisions in the future, potentially lowering demand for our automotive refinish coatings. In addition, through the introduction of new technologies, new business models or new methods of travel, such as ridesharing, the number of automotive OEM new-builds may decline, potentially reducing demand for our automotive OEM coatings and related automotive parts.
Additionally, the development of customer-facing digital channels has and will continue to transform certain retail industries. An inability to develop such solutions and our customer’s pace of adoption of those solutions could negatively affect our business or the market demand for our products.
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
Increased global information technology security requirements, threats and sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Despite our efforts to protect intellectual property and confidential and personal data, our facilities and systems may be vulnerable to security breaches. This could lead to negative publicity, theft or other financial loss, modification or destruction of
2022 PPG ANNUAL REPORT AND FORM 10-K 12

proprietary information or key information, manufacture of defective products, production downtimes and operational disruptions, which could adversely affect our reputation, competitiveness and results of operations.
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
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company, see Note 15, “Commitments and Contingent Liabilities” to the accompanying consolidated financial statements in Part I, Item 8 of this Form 10-K.
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
2022 PPG ANNUAL REPORT AND FORM 10-K 13

Information About Our Executive Officers
Set forth below is information related to the Company’s executive officers as of February 16, 2023.

Name	Age	Title
Michael H. McGarry (a)	64	Executive Chairman since January 2023
Timothy M. Knavish (b)	57	President and Chief Executive Officer since January 2023
Anne M. Foulkes (c)	60	Senior Vice President and General Counsel since September 2018
Vincent J. Morales (d)	57	Senior Vice President and Chief Financial Officer since March 2017
Amy R. Ericson (e)	57	Senior Vice President, Protective and Marine Coatings since January 2023
Ramaprasad Vadlamannati (f)	60	Senior Vice President, Global Operations since January 2023
(a)On October 19, 2022, Mr. McGarry was elected as Executive Chairman, effective January 1, 2023. Mr. McGarry served as Chairman and Chief Executive Officer of the Company from September 2016 through December 2022 and as President and Chief Executive Officer from September 2015 through August 2016. Mr. McGarry previously served as President and Chief Operating Officer from March 2015 through August 2015, Chief Operating Officer from August 2014 through February 2015, Executive Vice President from September 2012 through July 2014; and Senior Vice President, Commodity Chemicals from July 2008 through August 2012.
(b)On October 19, 2022, Mr. Knavish was elected as President and Chief Executive Officer, effective January 1, 2023. Mr. Knavish served as Chief Operating Officer of the Company from March 2022 through December 2022. He previously served as Executive Vice President from October 2019 through February 2022, Senior Vice President, Architectural Coatings and President, PPG EMEA from January 2019 through September 2019, Senior Vice President, Industrial Coatings from October 2017 through December 2018, Senior Vice President, Automotive Coatings from March 2016 through September 2017, Vice President, Protective and Marine Coatings from August 2012 through February 2016 and Vice President, Automotive Coatings, Americas from March 2010 through July 2012.
(c)Ms. Foulkes served as Senior Vice President, General Counsel and Secretary from April 2022 to June 2022 and from August 2018 to September 2018, Vice President and Associate General Counsel and Secretary from March 2016 through July 2018 and Assistant General Counsel and Secretary from April 2011 through February 2016.
(d)Mr. Morales served as Vice President, Finance from June 2016 through February 2017. From June 2015 through June 2016, he served as Vice President, Investor Relations and Treasurer and from October 2007 through May 2015 he served as Vice President, Investor Relations.
(e)In January 2023, Ms. Ericson was named Senior Vice President, Protective and Marine Coatings. Ms. Ericson served as Senior Vice President, Packaging Coatings from July 2018 through December 2022. She served as President of SUEZ Chemical Monitoring and Solutions from 2017 until 2018, President of General Electric Water Services Company from 2015 to 2017 and President and Chief Executive Officer of Alstom SA’s U.S. business from 2013 to 2015.
(f)In January 2023, Mr. Vadlamannati was named Senior Vice President, Global Operations. Mr. Vadlamannati served as Senior Vice President, Protective and Marine Coatings and President PPG EMEA from October 2019 through December 2022, Senior Vice President, Protective and Marine Coatings from March 2016 through September 2019, Vice President, Architectural Coatings, EMEA and Asia Pacific from August 2014 through February 2016, Vice President, Architectural Coatings, EMEA from February 2012 through July 2014, Vice President, Architectural Coatings, EMEA for Region Western Europe from March 2011 through January 2012 and Vice President, Automotive Refinish, EMEA from September 2010 through February 2011.
Item 4. Mine Safety Disclosures
Not Applicable.
2022 PPG ANNUAL REPORT AND FORM 10-K 14

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
No shares were repurchased in the three months ended December 31, 2022 under the current $2.5 billion share repurchase program approved in December 2017. The maximum number of shares that may yet be purchased under this program is 8,830,144 shares as of December 31, 2022. This repurchase program has no expiration date.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2022 and 2021. A discussion of changes in our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K, filed with the Securities and Exchange Commission on February 17, 2022.
Highlights
Net sales were approximately $17.7 billion in 2022, an increase of 5% compared to the prior year, driven by higher selling prices resulting from continued selling price initiatives. The Company increased net sales despite softer demand conditions in Europe due in part to geopolitical issues, pandemic-related demand disruptions in China and unfavorable foreign currency translation impacts due to the strong appreciation of the U.S. dollar versus many foreign currencies.
Income before income taxes was $1,381 million in 2022, a decrease of $434 million compared to the prior year. This decrease was primarily due to raw material and other cost inflation, lower sales volumes, unfavorable foreign currency translation impacts, higher manufacturing costs related to supply and labor disruptions and impairment and other related charges, partially offset by increased selling prices.
Performance Overview
Net Sales by Region

			% Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021
United States and Canada	$7,383	$6,676	10.6%
Europe, Middle East and Africa (EMEA)	5,458	5,436	0.4%
Asia Pacific	2,824	2,977	(5.1)%
Latin America	1,987	1,713	16.0%
Total	$17,652	$16,802	5.1%
Net sales increased $850 million due to the following:
● Higher selling prices (+11%)
● Acquisition-related sales (+3%)
Partially offset by:
● Unfavorable foreign currency translation (-5%)
● Lower sales volumes (-3%)
● Divestiture-related sales and the wind down of Russia operations (-1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 7 of this Form 10-K.
Cost of sales, exclusive of depreciation and amortization

			% Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021
Cost of sales, exclusive of depreciation and amortization	$11,096	$10,286	7.9%
Cost of sales as a % of net sales	62.9%	61.2%	1.7%
2022 PPG ANNUAL REPORT AND FORM 10-K 15

Cost of sales, exclusive of depreciation and amortization, increased $810 million due to the following:
● Raw material, energy, wage and other cost inflation
● Cost of sales from acquired businesses
Partially offset by:
● Favorable foreign currency translation
● Lower sales volumes
Selling, general and administrative expenses

			% Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021
Selling, general and administrative expenses	$3,842	$3,780	1.6%
Selling, general and administrative expenses as a % of net sales	21.8%	22.5%	(0.7)%
Selling, general and administrative expenses increased $62 million primarily due to:
● Selling, general and administrative expenses from acquired businesses
● Wage and other cost inflation
Partially offset by:
● Favorable foreign currency translation
● Restructuring cost savings
Other charges and other income

			% Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021
Interest expense	$167	$121	38.0%
Interest income	($54)	($26)	107.7%
Impairment and other related charges, net	$245	$21	1,066.7%
Pension settlement charge	$—	$50	N/A
Asbestos-related claims reserve adjustment	$—	($133)	N/A
Business restructuring, net	$33	$31	6.5%
Other (income)/charges, net	($60)	($143)	(58.0)%
Interest expense
Interest expense increased $46 million 2022 versus 2021 primarily due the unfavorable impact of higher interest rates on PPG’s variable rate debt obligations and slightly higher levels of debt in the current year.
Interest income
Interest income increased $28 million primarily due to higher interest rates.
Impairment and other related charges, net
Impairment and other related charges of $290 million were recorded in the first quarter 2022 associated with the wind down of the Company's operations in Russia. Subsequently, the Company released a portion of the previously established reserves due to the collection of certain trade receivables and recorded recoveries due to the realization of certain previously written-down inventories, resulting in recognition of income of $63 million. The Company continues to consider actions to exit Russia, including a possible sale of its Russian business or controlled withdrawal from the Russian market.
During 2022 and 2021, the Company recorded impairment charges of $14 million and $21 million, respectively, related to certain smaller, non-strategic businesses. PPG committed to plans to sell these business and they were reclassified as held for sale. The impairment charges recorded represent the excess net book value of the net assets over the anticipated sales proceeds less costs to sell. The revenue of these businesses represent less than 1% of PPG annual net sales.
In the fourth quarter 2022, the Company recorded an impairment charge of $4 million to reduce the carrying value of certain indefinite-lived trademarks based on the results of the annual impairment test.
Refer to Note 6, “Goodwill and Other Identifiable Intangible Assets and Note 7 ”Impairment and Other Related Charges, Net” in Item 8 of this Form 10-K for additional information.
2022 PPG ANNUAL REPORT AND FORM 10-K 16

Pension settlement charge
In December 2021, the Company purchased group annuity contracts that transferred pension benefit obligations for certain of the Company’s retirees in Canada to a third-party insurance company. This transaction resulted in a pension settlement charge of $50 million. Refer to Note 14, “Employee Benefit Plans" in Item 8 of this Form 10-K for additional information.
Asbestos-related claims reserve adjustment
In 2021, the reserve for asbestos-related claims was reduced to reflect the Company’s current estimate of potential liability for these claims. Refer to Note 15 “Commitments and Contingent Liabilities” in Item 8 of this Form 10-K for additional information.
Business restructuring, net
Pretax restructuring charges of $84 million related to recent acquisitions were recorded in 2022, partially offset by certain changes in estimates to complete previously recorded programs of $51 million. Pretax restructuring charges of $54 million were recorded in 2021, offset by certain changes in estimates to complete previously recorded programs of $23 million. Refer to Note 8, "Business Restructuring" in Item 8 of this Form 10-K for additional information.
Other (income)/charges, net
Other (income)/charges, net was lower in 2022 compared to the prior year primarily due to a $34 million gain on the sale of a production facility in 2021 in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs as well as favorable legal settlements in 2021. Refer to Note 18, “Other (Income)/Charges, Net” in Item 8 of this Form 10-K for additional information.
Effective tax rate and earnings per diluted share, continuing operations

			% Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021
Income tax expense	$325	$374	(13.1)%
Effective tax rate	23.5%	20.6%	2.9%
Adjusted effective tax rate, continuing operations*	22.0%	20.0%	2.0%

Earnings per diluted share, continuing operations	$4.33	$5.93	(27.0)%
Adjusted earnings per diluted share, continuing operations*	$6.05	$6.77	(10.6)%
*See the Regulation G reconciliations - results of operations
The effective tax rate for the year-ended December 31, 2022 was 23.5%, an increase of 2.9% from the prior year primarily driven by charges associated with PPG’s operations in Russia along with a reduction in the release of reserves for uncertain tax positions compared to the prior year.
Earnings per diluted share and adjusted earnings per diluted share from continuing operations for the year ended December 31, 2022 decreased year over year primarily due raw material cost inflation, lower sales volumes, unfavorable foreign currency translation impact and higher manufacturing costs related to supply and labor disruptions, partially offset by increased selling prices. Refer to the Regulation G Reconciliations - Results from Operations for additional information.
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
2022 PPG ANNUAL REPORT AND FORM 10-K 17

dilution (attributable to PPG) are reconciled to adjusted net income from continuing operations (attributable to PPG) and adjusted earnings per share – assuming dilution below.

($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(1)
Year-ended December 31, 2022
As reported, continuing operations	$1,381	$325	23.5%	$1,028	$4.33
Includes:
Impairment and other related charges, net(2)	245	31	12.7%	214	0.90
Acquisition-related amortization expense	166	40	24.1%	126	0.53
Business restructuring-related costs, net(3)	75	19	25.3%	56	0.24
Transaction-related costs, net(4)	10	(2)	(20.0%)	12	0.05
Adjusted, continuing operations, excluding certain items	$1,877	$413	22.0%	$1,436	$6.05

($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(1)
Year-ended December 31, 2021
As reported, continuing operations	$1,815	$374	20.6%	$1,420	$5.93
Includes:
Acquisition-related amortization expense	172	42	24.4%	130	0.55
Transaction-related costs, net(4)	86	17	19.8%	69	0.29
Pension settlement charge	50	14	26.6%	36	0.15
Net charges related to environmental remediation	35	9	24.3%	26	0.11
Net tax charge related to U.K. statutory rate change	—	(22)	N/A	22	0.09
Business restructuring-related costs, net(3)	27	7	25.9%	20	0.08
Expenses incurred due to natural disasters(5)	17	4	24.3%	13	0.06
Impairment and other related charges, net(2)	21	6	29.2%	12	0.05
Decrease in allowance for doubtful accounts related to COVID-19	(14)	(3)	24.7%	(11)	(0.05)
Income from legal settlements	(22)	(5)	24.3%	(17)	(0.07)
Asbestos-related claims reserve adjustment(6)	(133)	(32)	24.3%	(101)	(0.42)
Adjusted, continuing operations, excluding certain items	$2,054	$411	20.0%	$1,619	$6.77
(1)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(2)In the first quarter 2022, the Company recorded impairment and other related charges due to the wind down of the company’s operations in Russia. Subsequently, the Company released a portion of the previously established reserves for Receivables and Inventories due to the collection of certain trade receivables and the realization of certain inventories. Also in 2022, impairment and other related charges were recorded for the write-down of certain assets and liabilities related to the planned sale of a non-core business and for certain asset write downs. In 2021, an impairment charge was recorded for the write-down of certain assets related to the previously planned sale of certain smaller entities in non-strategic regions. Net loss of $3 million related to the 2021 impairment charge was attributable to noncontrolling interests.
(3)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs and a $34 million gain on the sale of certain assets in 2021 in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs. This gain is included in Other (income)/charges, net in the consolidated statement of income.
(4)Transaction-related costs, net include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations. These costs are included in Selling, general and administrative expense in the consolidated statement of income. Transaction-related costs also include losses on the sale of certain assets, which are included in Other income, net in the consolidated statement of income, and the impact for the step up to fair value of inventory acquired in certain acquisitions, which are included in Cost of sales, exclusive of depreciation and amortization in the consolidated statement of income.
(5)In early 2021, a winter storm damaged a southern U.S. factory supporting the Company's specialty coatings and materials business as well as other Company factories in the southern U.S. Incremental expenses incurred due to this storm included costs related to maintenance and repairs of damaged property, freight and utility premiums and other incremental expenses directly related to the impacted areas.
(6)In the fourth quarter 2021, the reserve for asbestos-related claims was reduced to reflect the Company’s current estimate of potential liability for these claims.

2022 PPG ANNUAL REPORT AND FORM 10-K 18

Performance of Reportable Business Segments
Performance Coatings

			$ Change	% Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$10,694	$10,333	$361	3.5%
Segment income	$1,399	$1,491	($92)	(6.2)%
Amortization expense	$123	$126	($3)	(2.4)%
Segment income, excluding amortization expense	$1,522	$1,617	($95)	(5.9)%
Performance Coatings net sales increased due to the following:
● Higher selling prices (+10%)
● Acquisition-related sales (+3%)
Partially offset by:
● Unfavorable foreign currency translation (-5%)
● Lower sales volumes (-4%)
● Divestiture-related sales and the wind down of Russia operations (-1%)
In 2022, all businesses within the Performance Coatings reportable business segment achieved higher selling prices consistent with our focus on mitigating raw material and other cost inflation. These price increases also helped to offset softer demand conditions in Europe due in part to geopolitical issues, the impact of pandemic-related restrictions in China, softening do-it-yourself (“DIY”) demand and unfavorable foreign currency translation.
Architectural coatings – EMEA net sales, excluding the impact of currency, acquisitions, divestitures and the wind down of Russia operations (“organic sales”) were flat compared to prior year as selling price increases were offset by lower sales volumes. Sales were negatively impacted by geopolitical uncertainty, including the war in Ukraine, lower demand for DIY paint products and unfavorable foreign currency translation.
Architectural coatings – Americas and Asia Pacific organic sales increased a mid-single-digit percentage during the year primarily due to selling price increases that more than offset lower sales volumes. Sales in the U.S. and Canada were unfavorably impacted by raw material availability, which improved as the year progressed, and softening DIY demand. In Mexico, PPG Comex architectural coatings organic sales increased compared to the prior year as concessionaire network demand continued to be strong throughout 2022 and further selling price increases were implemented.
Automotive refinish coatings organic sales increased by a high-single-digit percentage due to selling price increases in all regions and volume growth in the U.S. stemming from higher miles driven, increased collision claims and more people returning to office work versus 2021. Sales were negatively impacted by softer demand in Europe and the impact of pandemic-related restrictions in China.
Aerospace coatings organic sales increased by a high-teen-percentage due to increased selling prices and sales volumes in all regions. Sales volumes increased in all regions compared to prior year, but still remain below pre-pandemic levels. Net sales benefited from continued strong demand for military applications and for PPG’s technology-advantaged products.
Organic sales in the protective and marine coatings business were higher by a mid-single-digit percentage due to selling price increases in all regions. Sales were negatively affected by pandemic-related restrictions in China.
Traffic solutions organic sales increased by a low-teen-percentage as higher selling prices and solid volume growth in the U.S. and Latin America were partially offset by lower sales volumes in Europe and the Asia Pacific region.
Segment income decreased $92 million year over year primarily due to raw material and logistics cost inflation, lower sales volumes and the impact of unfavorable foreign currency translation, partially offset by higher selling prices, savings from previously approved restructuring actions and acquisition-related earnings.
Looking Ahead
In the first quarter 2023, demand conditions in Europe and China are expected to remain similar to the fourth quarter 2022, including potential pandemic-related disruptions. Raw material and transportation availability continue to improve, with the biggest challenges remaining in the aerospace coatings business. Aggregate sales volumes are anticipated to be lower by a mid-single-digit percentage compared to the first quarter 2022 driven by the unfavorable impacts in Europe and China and continued soft architectural coatings DIY demand. The impact of divestiture-related sales and sales related to the Russia business, which the Company is in the process of winding down, are anticipated to reduce sales by about $40 million. The Company will continue to focus on executing various existing cost-savings initiatives.
2022 PPG ANNUAL REPORT AND FORM 10-K 19

Industrial Coatings

			$ Change	% Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$6,958	$6,469	$489	7.6%
Segment income	$643	$680	($37)	(5.4)%
Amortization expense	$43	$46	($3)	(6.5)%
Segment income, excluding amortization expense	$686	$726	($40)	(5.5)%
Industrial Coatings segment net sales increased due to the following:
● Higher selling prices (+13%)
● Acquisition-related sales (+3%)
Partially offset by:
● Unfavorable foreign currency translation (-4%)
● Lower sales volumes (-3%)
● Divestiture-related sales and the wind down of Russia operations (-1%)
In 2022, all businesses within the Industrial Coatings reportable business segment achieved higher selling prices consistent with our focus on mitigating raw material and other cost inflation. These price increases also helped to offset softer demand conditions in Europe due in part to geopolitical issues, the impact of pandemic-related restrictions in China and unfavorable foreign currency translation.
Automotive OEM coatings organic sales increased by more than 10% led by higher selling prices in all regions and higher sales volumes in the U.S. and Latin America. Sales were unfavorably impacted by industry-wide production disruptions due to semiconductor chip shortages, which continued in 2022 but improved as the year progressed. Sales volumes were also impacted by lower automotive industry production due to the geopolitical uncertainty in Europe and the impact of pandemic-related disruptions in China.
For the industrial coatings business, organic sales increased by a high-single-digit percentage year over year as strong selling price increases in all regions and solid volume growth in the U.S. and Latin America were partially offset by reduced sales volumes in China and Europe reflecting lower economic activity in those regions.
Packaging coatings organic sales increased by a high-single-digit percentage year over year due to higher selling prices in all regions. Sales volumes were strong in the U.S. but were negatively impacted by geopolitical uncertainty in Europe and pandemic-related restrictions in China.
Specialty coatings and materials organic sales increased by nearly 20% versus the prior year driven by higher selling prices in all regions and volume growth in Europe.
Segment income decreased $37 million year over year primarily due to raw material and logistics cost inflation, lower sales volumes and the impact of unfavorable foreign currency translation, partially offset by higher selling prices and savings from previously approved restructuring actions.
Looking Ahead
In the first quarter 2023, global industrial production is expected to remain at lower levels. In China, pandemic-related disruptions are expected to continue into the first quarter. Aggregate sales volumes are anticipated to decline by a mid-single-digit percentage compared to the first quarter 2022. Sales volumes are expected to be similar to the prior year quarter in the automotive OEM coatings business but lower in the industrial coatings, packaging coatings, and specialty coatings and materials businesses. Positive selling price is expected to continue, although some of the strong selling prices realized in 2022 will begin to reach their anniversary in the first quarter. Year-over-year segment margins are expected to continue to improve on a sequential basis in the first quarter 2023. The Company will continue to focus on executing against various existing cost-savings initiatives.
Review and Outlook
PPG’s net sales, excluding foreign currency translation impact, increased approximately 10% versus the prior year and were a record $17.7 billion. Organic sales increased by about 8% driven by higher selling prices, partially offset by lower sales volumes. Acquisition-related sales contributed 3% to net sales growth compared to prior year as the Company benefited from four strategic acquisitions that were completed in 2021. Foreign currency translation was unfavorable for the year and impacted net sales by about 5%. During 2022, severe cost inflation, supply disruptions, geopolitical issues in Europe and continuing impacts from the pandemic significantly impacted net sales and earnings. There was partial recovery in the end-use markets that were impacted by mobility restrictions in 2020 and 2021, such as automotive OEM, automotive refinish coatings and aerospace coatings, but all three remained below 2019 global demand levels. Demand
2022 PPG ANNUAL REPORT AND FORM 10-K 20

was mixed by geographic region. In the U.S. and Canada and Latin America regions, demand was solid throughout the year in most businesses despite supply disruptions constraining sales more than other regions. Demand was the softest in Europe due in part to geopolitical issues, including the war in Ukraine, with the largest impact on the architectural coatings business. In Asia, demand was mixed, as activity in China was impacted by ongoing pandemic-related restrictions and associated disruptions, while demand conditions in the rest of Asia were more stable. Despite ongoing component shortages that constrained global automotive OEM manufacturers’ production, global builds increased by about 6% versus 2021 due to strong underlying demand in most regions and supply deficits that are expected to remain into 2023. Raw material cost inflation trended higher for most of the year, finishing the fourth quarter about 35% above fourth quarter 2019 levels. In the fourth quarter 2022, raw material inflation began to moderate and is anticipated to ease further in 2023. Some other key costs continued to increase in 2022, including logistics, employee wage and benefit costs, and energy costs. The Company continued to collaborate with its customers to implement selling price increases to mitigate elevated input costs, resulting in an 11% increase in selling prices compared to 2021.
U.S. and Canada
In 2022, economic activity remained robust and continued to recover from the lower demand levels experienced in 2021 due to pandemic-related restrictions. For the full year, U.S. gross domestic product (“GDP”) and industrial production increased by approximately 2% and 4%, respectively. Demand in the residential and commercial construction markets was strong at the beginning of the year but softened as interest rates increased as the year progressed. New home starts decreased by a mid-single-digit percentage in 2022 versus a mid-teen percentage increase in 2021. Residential remodeling was down by approximately 10% in 2022 versus 2021 as solid housing fundamentals were offset by the impact of higher interest rates. Commercial construction was down approximately 10% compared to 2021. Market demand for architectural paint continued to shift back to do-it-for-me (“DIFM”) from the DIY channel during the year as lower U.S. unemployment and increased mobility resulted in consumers choosing to hire professional paint contractors. Earnings were aided by strong selling price increases, but negatively impacted by higher levels of inflation, including historically high raw material cost inflation and higher than normal salary and wage increases due to the high level of employment in the U.S. Architectural coatings sales volumes in the U.S. and Canada were negatively impacted by severe raw material shortages that prevented the Company from meeting the demand for its architectural products, mostly impacting the higher demand periods of spring and summer.
Automotive OEM industry builds were up nearly 10% compared to 2021 as component shortages began to moderate and underlying demand for new automobiles was solid. The aerospace coatings business continued what is expected to be a multi-year recovery to return to 2019 activity levels. Before the pandemic, the Company’s sales mix was approximately 70% commercial and 30% military. During the pandemic and through 2022, sales volumes for military applications remained solid, in part due to specification of PPG products with advantaged technology. The commercial segment remains down about 15%, as overall improved flying activity still remains below 2019 levels, mostly impacted by lower activity in China. With the lifting of pandemic-related restrictions in China, it is expected that global commercial aftermarket and new build demand will continue to improve in 2023. The automotive refinish coatings business experienced strong demand through the year as miles driven and collision claims trended closer to pre-pandemic levels. Sales were constrained due to ongoing supply disruptions, which has led to lower industry inventory levels. The packaging coatings business was favorably impacted by new business wins at several new packaged beverage can customers and overall solid demand for the Company’s sustainable products. The traffic solutions business, which represents the Ennis-Flint acquisition completed in December 2020, made good progress realizing synergies and achieved a low-teen percentage growth in organic sales.
U.S. and Canada organic sales increased by more than 10% compared to 2021 driven by higher selling prices in all businesses. Solid year-over-year sales volume increases in the aerospace, automotive refinish, industrial, automotive OEM and packaging coatings businesses were partially offset by lower year-over-year sales volumes in the architectural and protective and marine coatings businesses. Aggregate regional sales volumes remain more than 10% lower than the fourth quarter 2019. The U.S. and Canada remained PPG’s largest region, with sales of $7.4 billion, representing approximately 42% of 2022 net sales.
Europe, Middle East and Africa
European demand for coatings softened in 2022, mostly impacted by geopolitical issues and high levels of inflation. Supply chain disruptions lessened during 2022 but continued to impact certain end-use markets, most notably automotive OEM. In the first quarter, activity in this region was negatively impacted by mobility restrictions associated with pandemic-related disruptions. While the impact of the pandemic eased throughout the year, consumer confidence worsened as the year progressed due to elevated costs and the war in Ukraine, which significantly impacted demand for coating products. Component shortages continued to constrain automotive OEM sales volumes. Automotive builds in 2022 were at similar levels as 2021. Architectural coatings – EMEA organic sales were flat compared to the prior year as selling price increases were offset by lower sales volumes. Net sales for architectural DIFM products improved as compared to the prior year. Integration of the June 2021 acquisition of Tikkurila continued with good progress toward realizing targeted
2022 PPG ANNUAL REPORT AND FORM 10-K 21

synergies. In addition, the integration efforts continued for the two automotive OEM acquisitions made in 2021, Wörwag and Cetelon, with PPG continuing to realize acquisition-related synergies and leverage acquired product technologies to drive sales growth. Net sales were aided by partial recovery in the aerospace and automotive refinish coatings businesses. Demand was soft for architectural coatings, packaging coatings and general industrial coatings products.
EMEA net sales of $5.5 billion represented 31% of PPG’s 2022 net sales, modestly higher than 2021. Organic sales improved by a mid-single-digit percentage compared to 2021 led by higher selling prices and acquisition-related sales, which were partially offset by lower sales volumes. Net sales, excluding the impact of foreign currency translation, increased by a low-teen percentage. Sales volumes in the region were down a mid-teen percentage compared to 2019.
Asia Pacific and Latin America
The regions of Asia Pacific and Latin America represented 27% of PPG’s 2022 net sales in aggregate, similar to the prior year.
Net sales were $2.8 billion in the Asia Pacific region, led by China, which remained PPG’s second largest country by revenue. Net sales in 2022 decreased by 5% compared to 2021 as higher selling prices and solid sales volume growth in India were more than offset by lower sales volumes in China due to pandemic-related restrictions and the impact of unfavorable foreign currency translation. Sales activity was most impacted in China during a period of heightened mandated shut-downs in the second quarter and during the fourth quarter as the country began to move away from its zero-COVID policy. In China, demand for coatings products is expected to improve in 2023 driven by stronger domestic consumption and fewer mobility restrictions. In the region, sales volumes were most unfavorable in the protective and marine, industrial, automotive refinish and packaging coatings businesses. In 2022, there were periods of strong automotive retail sales activity, partially due to government stimulus and strong sales of electric vehicles in China. During 2022, sales volume growth was strongest in India as the easing of pandemic-related restrictions led to increased economic activity. Sales volumes in the region were lower by about 10% compared to 2021 and were lower by a mid-teen-percentage compared to 2019.
Net sales in Latin America in 2022 were $2.0 billion, representing a 16% increase compared to 2021. Overall, demand in the region increased year over year driven by improved economic activity in most end-use markets. Organic sales were higher by a mid-teen-percentage compared to 2021 due to higher selling prices and sales volumes. The PPG Comex business made strong contributions, which continued to outpace the industry. The business added more concessionaire locations during 2022, bringing the total to over 5,100 locations. Additionally, both reportable segments delivered sales volume growth on a year-over-year basis. Sales volumes in the region increased by a low-single-digit percentage compared to 2019.
Outlook
We expect softening global economic activity in 2023 that will likely be uneven by region and end-use. As 2023 progresses, we expect demand for architectural coatings products in the U.S. to be negatively impacted by higher interest rates, while we anticipate demand to gradually improve in China as it transitions away from zero-COVID policies and supply chain disruptions continue to ease. In Europe, we expect demand to remain soft due to ongoing geopolitical issues and inflation. In general, most end-use markets do not have significant excess inventories, and any demand improvement should lead to a faster ramp-up of sales volumes. Continued recovery is expected in the automotive refinish, automotive OEM and aerospace coatings businesses, which collectively accounted for about 40% of the Company’s pre-pandemic sales and where the Company has broad, global businesses supported by advantaged technologies.
Supply chain and pandemic-related disruptions experienced during the past three years are expected to ease as 2023 progresses, which should allow for ample supply of commodity-related raw materials in all regions. We also expect the Company’s ability to manufacture and deliver product to improve as the year progresses, leading to better manufacturing efficiencies.
We anticipate that PPG’s growth in the U.S. and Canada will be led by the aerospace coatings, automotive refinish coatings and traffic solutions businesses. Automotive OEM industry builds in the region are expected to increase slightly compared to 2022. Architectural coatings demand is expected to moderate and may fall as the year progresses due to higher interest rates, lower single-family home construction and lower sales of existing homes. Traffic solutions and protective coatings demand should be aided later in 2023 as infrastructure spending continues to gain momentum.
We expect European industry demand trends in 2023 to remain similar to those experienced in the second half of 2022. Automotive OEM builds are expected to increase modestly from historical lows, and aerospace demand is expected to continue to recover from its pandemic lows. Overall demand is expected to be similar to 2022 but mixed by country in the architectural coatings business. The integration of Tikkurila will continue, and synergies from recent acquisitions should aid earnings growth. Unfavorable demand trends are expected to continue to impact the packaging, protective and marine, and industrial coatings businesses. We will continue to monitor the impacts of higher energy prices and challenges with respect to energy procurement in Europe and adapt our footprint, as necessary, to best serve our
2022 PPG ANNUAL REPORT AND FORM 10-K 22

customers. Raw material availability is expected to continue to improve as the year progresses. A new cost savings program was announced in the third quarter 2022, which has a higher concentration of initiatives focused on Europe. We continue to monitor the economic environment in the U.K. as its exit from the European Union progresses, including monitoring the impacts on consumer sentiment, logistics, labor availability and coatings demand. To date, the U.K.'s exit from the European Union has not had a material impact on the Company's operations.
In the Asia Pacific region, we expect economic activity to improve in China after the first quarter as supply chain activity and mobility levels move closer to 2019 levels. Stimulus support is expected in the region to aid economic activity. Economic output in India is expected to remain robust, and activity in Southeast Asia is expected to benefit from the reopening of China’s borders. In China, we expect growth above the global average despite challenges in the real estate market and heightened risks as the Chinese economy continues to rely more on domestic consumption. The growth of China’s electric vehicle subsegment, including significant opportunities for export activity, should benefit the Company’s automotive OEM business. Marine coatings new-build demand is expected to be stable as order books for large vessels and container ships remain close to multi-year highs.
In Latin America, we anticipate continued stable economic conditions in Mexico, most of Central America and South America compared to 2022. We expect continued strong demand in the PPG Comex architectural coatings business.
Significant other factors
We made significant progress on the global restructuring programs that were announced in 2019, 2020 and 2021. The 2019 and 2020 programs have been substantially completed. In the third quarter 2022, the Company approved a business restructuring plan which included actions to reduce its global cost structure in response to current economic conditions. Total restructuring savings, including the impact of acquisition synergies, was approximately $65 million in 2022. Total restructuring savings are expected to be at least $60 million in 2023. We will continue to monitor and aggressively manage the Company’s cost structure to ensure alignment with the overall demand environment.
Raw materials are our most significant input cost. PPG experiences fluctuating energy and raw material costs driven by various factors, including changes in supplier feedstock costs and inventories, global industry activity levels, foreign currency exchange rates, and global supply and demand factors.
On an aggregate basis, average raw material costs were significantly higher in 2022 versus 2021. The increases in raw material costs were primarily driven by ongoing supply constraints, including various force majeure declarations, higher energy prices, production outages at many of our suppliers, energy surcharges in Europe, labor availability challenges, transportation shortages and higher ocean freight costs. PPG currently expects raw material costs to be higher by a low-single-digit percentage on a year-over-year basis in the first quarter 2023; however, we expect the negative impact of raw material inflation to lessen as 2023 progresses.
We achieved selling price improvement across all businesses in 2022, reflecting the Company’s efforts to offset various inflationary pressures. The Company will carefully monitor all costs during 2023 and assess the need for additional selling price increases.
In 2022, we experienced unfavorable foreign currency translation throughout the year, and we expect that foreign currency rates will continue to be volatile. However, the Company generally purchases raw materials, incurs manufacturing costs and sells finished goods in the same currency, so we typically incur only modest foreign currency transaction-related impacts.
The 2023 effective tax rate from continuing operations is expected to be in the range of 22% to 24%, varying by quarter. This range represents the Company’s best estimate.
Net periodic pension expense will be higher in 2023, primarily due to declines in the market value of pension investments during 2022, resulting in a lower asset base to generate returns on plan assets in 2023. The interest cost component of pension expense will also be higher due to an increase in discount rates.
Over the past five years, the Company used over $2 billion of cash to repurchase approximately 21 million shares of PPG stock, including using $190 million to repurchase shares of PPG stock during 2022. The Company ended the year with approximately $1.1 billion remaining under its current share repurchase authorization. During 2022, the Company deployed $114 million for acquisitions, $518 million for capital expenditures and $570 million for dividends. In 2022, PPG marked the 51st annual per share dividend increase and the 123rd successive year of annual dividend payments.
PPG ended 2022 with approximately $1.2 billion in cash and short-term investments. The Company expects strong cash generation in 2023.
2022 PPG ANNUAL REPORT AND FORM 10-K 23

Commitments and Contingent Liabilities, including Environmental Matters
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. Refer to Item 3. “Legal Proceedings” and Note 15, “Commitments and Contingent Liabilities” in Item 8 of this Form 10-K for a description of certain of these lawsuits.
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
Accounting Standards Adopted in 2022
Note 1, “Summary of Significant Accounting Policies” in Item 8 of this Form 10-K describes the Company’s recently adopted accounting pronouncements.
Accounting Standards to be Adopted in Future Years
Note 1, “Summary of Significant Accounting Policies” in Item 8 of this Form 10-K describes accounting pronouncements that have been promulgated prior to December 31, 2022 but are not effective until a future date.
Liquidity and Capital Resources
During the past two years, PPG had sufficient financial resources to meet its operating requirements, to fund our capital spending, including acquisitions, share repurchases and pension plans, and to pay increasing dividends to shareholders.
Cash and cash equivalents and short-term investments

($ in millions)	2022	2021
Cash and cash equivalents	$1,099	$1,005
Short-term investments	55	67
Total	$1,154	$1,072
Cash from operating activities - continuing operations

($ in millions, except percentages)			% Change
	2022	2021	2022 vs. 2021
Cash from operating activities	$963	$1,562	(38.3)%
2022 vs. 2021
The $599 million decrease in Cash from operating activities - continuing operations was primarily due to a larger increase in working capital in 2022 compared to the prior year, which reflects the impact of higher raw material costs on inventories and higher selling prices on trade receivables.
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
2022 PPG ANNUAL REPORT AND FORM 10-K 24

A key metric we use to measure our working capital management is operating working capital as a percentage of sales (fourth quarter sales annualized).

($ in millions, except percentages)	2022	2021
Trade receivables, net	$2,824	$2,687
Inventories, FIFO	2,544	2,345
Trade creditors’ liabilities	2,538	2,734
Operating working capital	$2,830	$2,298
Operating working capital as a % of fourth quarter sales, annualized	16.9%	13.7%
Trade receivables, net as a % of fourth quarter sales, annualized	16.9%	16.0%
Days sales outstanding	56	53
Inventories, FIFO as a % of fourth quarter sales, annualized	15.2%	14.0%
Inventory turnover	4.5	4.9
Environmental expenditures

($ in millions)	2022	2021
Cash outlays related to environmental remediation activities	$78	$56
We expect cash outlays for environmental remediation activities in 2023 to be between $40 million and $60 million.
Cash used for investing activities

($ in millions, except percentages)			% Change
	2022	2021	2022 vs. 2021
Cash used for investing activities	$461	$2,404	(80.8)%
2022 vs. 2021
The $1,943 million decrease in cash used for investing activities was primarily due to the Company’s prior year acquisition of Tikkurila.
Capital expenditures, including business acquisitions

($ in millions, except percentages)			% Change
	2022	2021	2022 vs. 2021
Capital expenditures (1)	$518	$371	39.6%
Business acquisitions, net of cash balances acquired	$114	$2,137	(94.7)%
Total capital expenditures, including acquisitions	$632	$2,508	(74.8)%
Capital expenditures, excluding acquisitions, as a % of sales	2.9%	2.2%	31.8%
(1)Includes modernization and productivity improvements, expansion of existing businesses and environmental control projects.
During 2023, capital expenditures, which are expected to be in the range of $500 million to $550 million, will support future organic growth opportunities. The Company will continue to deploy cash focused on shareholder value creation, with a preference for business acquisitions, coupled with debt reduction to enhance financial flexibility.
Cash (used for)/from financing activities

			% Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021
Cash (used for)/from financing activities	($409)	$93	N/A
2022 vs. 2021
The $502 million change was primarily due to the proceeds from the issuance of long-term debt in 2021 to finance the Company’s acquisition of Tikkurila.
Share repurchase activity

($ in millions, except number of shares)	2022	2021
Number of shares repurchased (millions)	1.5	1.3
Cash paid for shares repurchased	$190	$210
2022 PPG ANNUAL REPORT AND FORM 10-K 25

The Company has approximately $1.1 billion remaining under the current authorization from the Board of Directors, which was approved in December 2017. The current authorized repurchase program has no expiration date.
Dividends paid to shareholders

($ in millions)	2022	2021
Dividends paid to shareholders	$570	$536
PPG has paid uninterrupted annual dividends since 1899, and 2022 marked the 51st successive year of increased annual per-share dividend payments to shareholders. The Company raised its per-share quarterly dividend by more than 5% to $0.62 per share paid in September 2022.
Debt issued and repaid

Debt Issued (net of premium/discount and issuance costs)	Year	$ in millions
1.875% notes (€300) due 2025	2022	$319
2.750% notes (€700) due 2029	2022	$742
1.95% note (€50) due 2037	2022	$55
Term Loan Credit Agreement, due 2024	2021	$1,399
$700 million 1.200% Notes due 2026	2021	$692

Debt Repaid	Year	$ in millions
Term Loan Credit Agreement, due 2024	2022	$300
Acquired debt	2022	$2
0.875% notes (€600)	2021	$677
9% non-callable debentures ($134)	2021	$134
Non-U.S. debt (€30)	2021	$36
Acquired debt	2021	$207
$1.5 billion 364-Day Term Loan	2021	$400
The Company’s commercial paper borrowings are classified as long-term debt based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Net payments on commercial paper were $440 million for the year ended December 31, 2022. Net proceeds from commercial paper were $190 million for the year ended December 31, 2021.
Credit agreements and lines of credit
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement"). The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount $2.0 billion on an unsecured basis prior to December 31, 2021 as further discussed in Note 10, "Borrowings and Lines of Credit" in Item 8 of this Form 10-K. In June 2021, PPG borrowed $700 million under the $2.0 billion Term Loan Credit Agreement. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement. In 2022, PPG repaid $300 million of the Term Loan Credit Agreement using cash on hand.
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions as further discussed in Note 10, "Borrowings and Lines of Credit" in Item 8 of this Form 10-K. The Credit Agreement amends and restates the Company's existing five year credit agreement dated as of December 18, 2015. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Credit Agreement will terminate on August 30, 2024. There were no amounts outstanding under the credit agreement as of December 31, 2022 and December 31, 2021.
The Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of December 31, 2022, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and the Term Loan was 49%.
In addition to the amounts available under lines of credit, the Company maintains access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity.
Refer to Note 10, “Borrowings and Lines of Credit” in Item 8 of this Form 10-K for information regarding notes entered into and repaid as well as details regarding the use and availability of committed and uncommitted lines of credit, letters of credit and debt covenants.
2022 PPG ANNUAL REPORT AND FORM 10-K 26

Cash Requirements
We continue to believe that our cash on hand and short-term investments, cash from operations and the Company’s access to capital markets will continue to be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans, and PPG’s significant cash requirements. The Company’s significant cash requirements include the following contractual obligations and commitments.

		Obligations Due In:
($ in millions)	Total	2023	2024-2025	2026-2027	Thereafter
Long-term debt	$6,806	$303	$2,355	$1,340	$2,808
Interest payments(1)	$1,238	$191	$312	$224	$511
Operating leases(2)	$893	$201	$295	$178	$219
Unconditional purchase commitments(3)	$262	$100	$106	$43	$13
(1)Interest on all outstanding debt.
(2)Includes interest payments.
(3)The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including industrial gases and electricity, consistent with customary industry practice.
The Company’s off-balance sheet arrangements include unconditional purchase commitments disclosed in the “Liquidity and Capital Resources” section in the cash requirements table as well as letters of credit as discussed in Note 10, “Borrowings and Lines of Credit” in Item 8 of this Form 10-K.
Other liquidity matters
At December 31, 2022, the total amount of unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was $162 million. The timing of payments will depend on the progress of examinations with tax authorities. PPG does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to if, or when, any significant cash settlements with taxing authorities may occur.
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
Contingencies
Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are those related to environmental remediation, to pending, impending or overtly threatened litigation against the Company and to the resolution of matters related to open tax years. For more information on these matters, see Note 15, “Commitments and Contingent Liabilities” and Note 13, “Income Taxes” in Item 8 of this Form 10-K.
Defined Benefit Pension and Other Postretirement Benefit Plans
Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. The Company has established a process by which management reviews and selects these assumptions annually. Refer to Note 14, “Employee Benefit Plans” in Item 8 of this Form 10-K for information on these plans and the assumptions used.
Business Combinations
The Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed is recognized as goodwill. The valuations of the acquired assets and liabilities impacts the determination of future operating results. In addition to using management estimates and negotiated amounts, the Company uses a variety of information sources to determine the estimated fair values of acquired assets and liabilities including: third-party appraisals for the estimated value and lives of identifiable
2022 PPG ANNUAL REPORT AND FORM 10-K 27

intangible assets and property, plant and equipment; third-party actuaries for the estimated obligations of defined benefit pension plans and similar benefit obligations; and legal counsel or other experts to assess the obligations associated with legal, environmental and other contingent liabilities.
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
Currency
Comparing spot exchange rates at December 31, 2022 and at December 31, 2021, the U.S. dollar strengthened against the currencies of many countries within the regions where PPG operates, most notably the Chinese yuan, the euro, and the British pound. As a result, consolidated net assets at December 31, 2022 decreased by $266 million from December 31, 2021.
Comparing average exchange rates during 2022 to those of 2021, the U.S. dollar strengthened against the currencies of many countries within the regions PPG operates, including most of the countries in the EMEA region. This had an unfavorable impact of approximately $86 million on full year 2022 income before Income taxes from the translation of this foreign income into U.S. dollars.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management’s Discussion and Analysis and other sections of this Annual Report contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. You can identify forward-looking statements by the fact that they do not relate strictly to current or historic facts. Forward-looking statements are identified by the use of the words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “outlook,” “forecast” and other expressions that indicate future events and trends. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the SEC. Also, note the following cautionary statements.
Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include statements related to the expected effects on our business of COVID-19, global economic conditions, geopolitical issues in Europe, increasing price and product competition by our competitors, fluctuations in cost and availability of raw materials, energy, labor and logistics, the ability to achieve selling price increases, the ability to recover margins, customer inventory levels, PPG inventory levels, our ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, the timing and expected benefits of our acquisitions, difficulties in integrating acquired businesses and achieving expected synergies therefrom, the amount of future share repurchases, economic and political conditions in the markets we serve, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions, the unpredictability of existing and possible future litigation, including asbestos litigation, and government investigations. However, it is not possible to predict or identify all such factors.
Consequently, while the list of factors presented here and in Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
2022 PPG ANNUAL REPORT AND FORM 10-K 28

Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or income, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1A of this Form 10-K and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. PPG undertakes no obligation to update any forward-looking statement, except as otherwise required by applicable law.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
PPG is exposed to market risks related to changes in foreign currency exchange rates and interest rates. The Company may enter into derivative financial instrument transactions in order to manage or reduce these market risks. A detailed description of these exposures and the Company’s risk management policies are provided in Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Item 8 of this Form 10-K.
The following disclosures summarize PPG’s exposure to market risks and information regarding the use of and fair value of derivatives employed to manage its exposure to such risks. Quantitative sensitivity analyses have been provided to reflect how reasonably possible, unfavorable changes in market rates could impact PPG’s consolidated results of operations, cash flows and financial position.
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction and currency translation risk. Certain foreign currency forward contracts outstanding during 2022 and 2021 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts was a net asset of $24 million as of both December 31, 2022 and December 31, 2021. The potential reduction in PPG’s Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the years ended December 31, 2022 and 2021 would have been $304 million and $306 million, respectively.
As of both December 31, 2022 and December 31, 2021, PPG had U.S. dollar to euro cross currency swap contracts with notional amounts of $775 million. The fair value of these contracts were net assets of $88 million and $50 million as of December 31, 2022 and 2021, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $73 million and $77 million at December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, PPG had non-U.S. dollar denominated debt outstanding of $2.6 billion and $1.6 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of $293 million and $178 million as of December 31, 2022 and 2021, respectively.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair values of these contracts was a liability of $20 million and an asset of $36 million as of December 31, 2022 and 2021, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased interest expense by $7 million and $1 million for the periods ended December 31, 2022 and 2021. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $4 million and by less than $1 million for the periods ended December 31, 2022 and 2021, respectively. Further, a 10% reduction in interest rates would have increased the fair value of the Company’s fixed rate debt by approximately $116 million and $56 million as of December 31, 2022 and 2021, respectively; however, such changes would not have had an effect on PPG’s annual Income before income taxes or cash flows.
2022 PPG ANNUAL REPORT AND FORM 10-K 29

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of PPG Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of PPG Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
2022 PPG ANNUAL REPORT AND FORM 10-K 30

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
Quantitative Goodwill Impairment Test
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $6,078 million as of December 31, 2022, of which a portion was subject to a quantitative goodwill impairment test. Management tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test, at least annually, or more frequently if an indication of impairment exists. Management’s quantitative goodwill impairment testing, if deemed necessary, is performed during the fourth quarter of each year by comparing the estimated fair value of an associated reporting unit as of September 30 to its carrying value. Fair value is estimated using a discounted cash flow model. Key assumptions and estimates used in the discounted cash flow model include projected future revenues, discount rates, operating cash flows, capital expenditures and tax rates.
The principal considerations for our determination that performing procedures relating to the quantitative goodwill impairment test is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit where a quantitative test was performed; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to projected future revenues.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment test, including controls over the valuation of the reporting unit where a quantitative test was performed. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit where a quantitative test was performed; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of management’s significant assumption related to projected future revenues. Evaluating management’s significant assumption related to projected future revenues involved evaluating whether the significant assumption used by management was reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 16, 2023
We have served as the Company’s auditor since 2013.
2022 PPG ANNUAL REPORT AND FORM 10-K 31

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
We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation we have concluded that, as of December 31, 2022, the Company’s internal control over financial reporting were effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their report, included on pages 30-31 of this Form 10-K, regarding the Company’s internal control over financial reporting.

/s/ Timothy M. Knavish	/s/ Vincent J. Morales
Timothy M. Knavish Director, President and Chief Executive Officer February 16, 2023	Vincent J. Morales Senior Vice President and Chief Financial Officer February 16, 2023
2022 PPG ANNUAL REPORT AND FORM 10-K 32

Consolidated Statement of Income

	For the Year
($ in millions, except per share amounts)	2022	2021	2020
Net sales	$17,652	$16,802	$13,834
Cost of sales, exclusive of depreciation and amortization	11,096	10,286	7,777
Selling, general and administrative	3,842	3,780	3,389
Depreciation	388	389	371
Amortization	166	172	138
Research and development, net	448	439	379
Interest expense	167	121	138
Interest income	(54)	(26)	(23)
Impairment and other related charges, net	245	21	93
Pension settlement charge	—	50	—
Asbestos-related claims reserve adjustment	—	(133)	—
Business restructuring, net	33	31	174
Other (income)/charges, net	(60)	(143)	36
Income before income taxes	$1,381	$1,815	$1,362
Income tax expense	325	374	291
Income from continuing operations	$1,056	$1,441	$1,071
(Loss)/income from discontinued operations, net of tax	(2)	19	3
Net income attributable to the controlling and noncontrolling interests	$1,054	$1,460	$1,074
Less: Net income attributable to noncontrolling interests	28	21	15
Net income (attributable to PPG)	$1,026	$1,439	$1,059
Amounts attributable to PPG
Income from continuing operations, net of tax	$1,028	$1,420	$1,056
(Loss)/income from discontinued operations, net of tax	(2)	19	3
Net income (attributable to PPG)	$1,026	$1,439	$1,059
Earnings per common share
Income from continuing operations, net of tax	$4.35	$5.98	$4.46
(Loss)/income from discontinued operations, net of tax	(0.01)	0.08	0.01
Net income (attributable to PPG)	$4.34	$6.06	$4.47
Earnings per common share - assuming dilution
Income from continuing operations, net of tax	$4.33	$5.93	$4.44
(Loss)/income from discontinued operations, net of tax	(0.01)	0.08	0.01
Net income (attributable to PPG)	$4.32	$6.01	$4.45
Consolidated Statement of Comprehensive Income

	For the Year
($ in millions)	2022	2021	2020
Net income attributable to the controlling and noncontrolling interests	$1,054	$1,460	$1,074
Other comprehensive income/(loss), net of tax
Defined benefit pension and other postretirement benefits	206	174	(213)
Unrealized foreign currency translation adjustments	(279)	(330)	(36)
Other comprehensive loss, net of tax	(73)	(156)	(249)
Total comprehensive income	$981	$1,304	$825
Less: amounts attributable to noncontrolling interests:
Net income	(28)	(21)	(15)
Unrealized foreign currency translation adjustments	13	5	—
Comprehensive income attributable to PPG	$966	$1,288	$810
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.
2022 PPG ANNUAL REPORT AND FORM 10-K 33

Consolidated Balance Sheet

	December 31
($ in millions)	2022	2021
Assets
Current assets
Cash and cash equivalents	$1,099	$1,005
Short-term investments	55	67
Receivables	3,303	3,152
Inventories	2,272	2,171
Other current assets	444	379
Total current assets	$7,173	$6,774
Property, plant and equipment, net	3,328	3,442
Goodwill	6,078	6,248
Identifiable intangible assets, net	2,414	2,783
Deferred income taxes	95	197
Investments	244	274
Operating lease right-of-use assets	829	891
Other assets	583	742
Total	$20,744	$21,351

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$4,087	$4,392
Restructuring reserves	138	173
Short-term debt and current portion of long-term debt	313	9
Current portion of operating lease liabilities	183	192
Total current liabilities	$4,721	$4,766
Long-term debt	6,503	6,572
Operating lease liabilities	636	693
Accrued pensions	566	834
Other postretirement benefits	476	672
Deferred income taxes	501	646
Other liabilities	632	757
Total liabilities	$14,035	$14,940
Commitments and contingent liabilities (See Note 15)
Shareholders’ equity
Common stock	$969	$969
Additional paid-in capital	1,130	1,081
Retained earnings	20,828	20,372
Treasury stock, at cost	(13,525)	(13,386)
Accumulated other comprehensive loss	(2,810)	(2,750)
Total PPG shareholders’ equity	$6,592	$6,286
Noncontrolling interests	117	125
Total shareholders’ equity	$6,709	$6,411
Total	$20,744	$21,351
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.
2022 PPG ANNUAL REPORT AND FORM 10-K 34

Consolidated Statement of Shareholders’ Equity

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Noncontrolling Interests	Total
January 1, 2020	$969	$950	$18,906	($13,191)	($2,350)	$5,284	$119	$5,403
Net income attributable to controlling and noncontrolling interests	—	—	1,059	—	—	1,059	15	1,074
Other comprehensive loss, net of tax	—	—	—	—	(249)	(249)	—	(249)
Cash dividends	—	—	(496)	—	—	(496)	—	(496)
Issuance of treasury stock	—	45	—	33	—	78	—	78
Stock-based compensation activity	—	13	—	—	—	13	—	13
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Reductions in noncontrolling interests	—	—	—	—	—	—	(4)	(4)
December 31, 2020	$969	$1,008	$19,469	($13,158)	($2,599)	$5,689	$126	$5,815
Net income attributable to controlling and noncontrolling interests	—	—	1,439	—	—	1,439	21	1,460
Other comprehensive loss, net of tax	—	—	—	—	(151)	(151)	(5)	(156)
Cash dividends	—	—	(536)	—	—	(536)	—	(536)
Purchase of treasury stock	—	—	—	(250)	—	(250)	—	(250)
Issuance of treasury stock	—	48	—	22	—	70	—	70
Stock-based compensation activity	—	25	—	—	—	25	—	25
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
December 31, 2021	$969	$1,081	$20,372	($13,386)	($2,750)	$6,286	$125	$6,411
Net income attributable to controlling and noncontrolling interests	—	—	1,026	—	—	1,026	28	1,054
Other comprehensive loss, net of tax	—	—	—	—	(60)	(60)	(13)	(73)
Cash dividends	—	—	(570)	—	—	(570)	—	(570)
Purchase of treasury stock	—	—	—	(150)	—	(150)	—	(150)
Issuance of treasury stock	—	36	—	11	—	47	—	47
Stock-based compensation activity	—	10	—	—	—	10	—	10
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Reductions in noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Other	—	3	—	—	—	3	—	3
December 31, 2022	$969	$1,130	$20,828	($13,525)	($2,810)	$6,592	$117	$6,709
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.
2022 PPG ANNUAL REPORT AND FORM 10-K 35

Consolidated Statement of Cash Flows

	For the Year
($ in millions)	2022	2021	2020
Operating activities
Income from continuing operations	$1,056	$1,441	$1,071
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	554	561	509
Asbestos-related claims reserve adjustment	—	(133)	—
Business restructuring, net	33	31	174
Impairment and other related charges, net	245	21	93
Stock-based compensation expense	35	57	44
Deferred income taxes	(157)	35	(47)
Cash contributions to pension plans	(11)	(10)	(17)
Cash used for restructuring actions	(85)	(77)	(126)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(268)	(63)	187
Inventories	(227)	(279)	111
Other current assets	(60)	32	49
Accounts payable and accrued liabilities	(8)	295	127
Noncurrent assets and liabilities, net	(136)	(109)	(25)
Taxes and interest payable	143	(64)	(108)
Other	(151)	(176)	88
Cash from operating activities	$963	$1,562	$2,130
Investing activities
Capital expenditures	($518)	($371)	($304)
Business acquisitions, net of cash balances acquired	(114)	(2,137)	(1,169)
Proceeds from asset sales	117	47	—
Other	54	57	26
Cash used for investing activities	($461)	($2,404)	($1,447)
Financing activities
Proceeds from Term Loan Credit Agreement, net of fees	$—	$1,399	$—
Repayment of Term Loan Credit Agreement	(300)	—	—
Net (payments on)/proceeds from commercial paper and short-term debt	(439)	190	150
Proceeds from Term Loan, net of fees	—	—	1,497
Repayment of Term Loan	—	(400)	(1,100)
Proceeds from revolving credit facility	—	—	800
Repayment of revolving credit facility	—	—	(800)
Proceeds from the issuance of debt, net of discounts and fees	1,116	692	415
Repayment of long-term debt	—	(847)	(500)
Repayment of acquired debt	(2)	(207)	(13)
Purchase of treasury stock	(190)	(210)	—
Dividends paid on PPG common stock	(570)	(536)	(496)
Other	(24)	12	(12)
Cash (used for)/from financing activities	($409)	$93	($59)
Effect of currency exchange rate changes on cash and cash equivalents	1	(72)	6
Cash reclassified to assets held for sale	—	—	(20)
Net increase/(decrease) in cash and cash equivalents	$94	($821)	$610
Cash and cash equivalents, beginning of year	$1,005	$1,826	$1,216
Cash and cash equivalents, end of year	$1,099	$1,005	$1,826

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$156	$140	$153
Taxes paid, net of refunds	$452	$491	$367
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at year-end	$76	$163	$37
Purchases of treasury stock transacted but not yet settled	$—	$40	$—
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.
2022 PPG ANNUAL REPORT AND FORM 10-K 36

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
Advertising Costs
Advertising costs are charged to expense as incurred and totaled $252 million, $243 million and $223 million in 2022, 2021 and 2020, respectively.
Research and Development
Research and development costs, which consist primarily of employee-related costs, are charged to expense as incurred.

($ in millions)	2022	2021	2020
Research and development – total	$470	$463	$401
Less: depreciation on research facilities	22	24	22
Research and development, net	$448	$439	$379
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
2022 PPG ANNUAL REPORT AND FORM 10-K 37

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
Inventories
Inventories are stated at the lower of cost or net realizable value. Most U.S. inventories are stated at cost, using the last-in, first-out (“LIFO”) method of accounting, which does not exceed net realizable value. All other inventories are stated at cost, using the first-in, first-out (“FIFO”) method of accounting, which does not exceed net realizable value. PPG determines cost using either average or standard factory costs, which approximate actual costs, excluding certain fixed costs such as depreciation and property taxes. Refer to Note 3, “Working Capital Detail” for further information concerning the Company’s inventories.
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
2022 PPG ANNUAL REPORT AND FORM 10-K 38

Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Depreciation is computed on a straight-line method based on the estimated useful lives of related assets. Accelerated depreciation expense is recorded when facilities or equipment are subject to abnormal economic conditions, restructuring actions or obsolescence.
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
PPG is a multinational manufacturer with 10 operating segments (which the Company refers to as “strategic business units”) that are organized based on the Company’s major products lines. These operating segments are also the Company’s reporting units for purposes of testing goodwill for impairment, which is tested at least annually in connection with PPG’s strategic planning process or more frequently if an indication of impairment exists. The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a quantitative test. Quantitative goodwill impairment testing, if deemed necessary, is performed during the fourth quarter of each year by comparing the estimated fair value of an associated reporting unit as of September 30 to its carrying value. Fair value is estimated using a discounted cash flow model. Key assumptions and estimates used in the discounted cash flow model include projected future revenues, discount rates, operating cash flows, capital expenditures and tax rates. In 2022, the annual impairment testing review of goodwill did not result in impairment of the Company’s reporting units.
The Company has determined that certain acquired trademarks have indefinite useful lives. The Company tests the carrying value of these trademarks for impairment at least annually, or as needed whenever events and circumstances indicate that their carrying amount may not be recoverable. In the first quarter 2022, due to the adverse economic impacts of Russian military forces invading Ukraine, the Company identified indicators that the carrying value of an indefinite-lived intangible asset and certain definite-lived intangible assets associated with the Company's operations in Russia may not be recoverable as of March 31, 2022, and the carrying value of those assets was assessed for impairment. As a result of this assessment, the Company recorded impairment charges of $124 million related to the indefinite-lived intangible asset and $23 million related to definite-lived intangible assets in the consolidated statement of income for the year ended December 31, 2022. Refer to Note 7, "Impairment and Other Related Charges, Net" for additional information.
The annual assessment takes place in the fourth quarter of each year either by completing a qualitative assessment or quantitatively by comparing the estimated fair value of each trademark as of September 30 to its carrying value. Fair value is estimated by using the relief from royalty method (a discounted cash flow methodology). The qualitative assessment includes consideration of factors, including revenue relative to the asset being assessed, the operating results of the related business as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. In 2022, the annual impairment testing review of indefinite-lived intangibles performed as of September 30, 2022 resulted in the Company recognizing a pretax impairment charge of $4 million. Refer to Note 6, “Goodwill and Other Identifiable Intangible Assets” for further details.
Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives (1 to 30 years) and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.
Receivables and Allowances
All trade receivables are reported on the consolidated balance sheet at the outstanding principal adjusted for any allowance for doubtful accounts and any charge offs. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value when it is probable that a loss will be incurred. Those estimates are based on historical collection experience, current regional economic and market conditions, the aging of accounts
2022 PPG ANNUAL REPORT AND FORM 10-K 39

receivable, assessments of current creditworthiness of customers, and forward-looking information. Refer to Note 20, “Revenue Recognition” for further details.
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
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.
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
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. PPG recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. PPG’s asset retirement obligations are primarily associated with the retirement or closure of certain assets used in PPG’s manufacturing process. The accrued asset retirement obligation is recorded in Accounts payable and accrued liabilities and Other liabilities on the consolidated balance sheet and was $23 million and $22 million as of December 31, 2022 and 2021, respectively.
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
2022 PPG ANNUAL REPORT AND FORM 10-K 40

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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform." This ASU provided optional expedients and exceptions to U.S. GAAP for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU applied only to contracts, hedging relationships, and other transactions that referenced LIBOR or another reference rate expected to be discontinued. The amendments in this ASU were effective through December 31, 2022. PPG did not apply any of the optional expedients or exceptions allowed under this ASU.
Accounting Standards to be Adopted in Future Years
There were no accounting pronouncements promulgated prior to December 31, 2022 that are not effective until a future date which are expected to have a material impact on PPG’s consolidated financial position, results of operations or cash flows.
2. Acquisitions
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
Ennis-Flint
On December 23, 2020, PPG completed the acquisition of Ennis-Flint, a global manufacturer of a broad portfolio of pavement marking products, including traffic paint, hot-applied and preformed thermoplastics and raised pavement markers. PPG funded this transaction using cash on hand. The results of this business since the date of acquisition have been reported within the traffic solutions business within the Performance Coatings reportable business segment.
2022 PPG ANNUAL REPORT AND FORM 10-K 41

3. Working Capital Detail

($ in millions)	2022	2021
Receivables
Trade - net	$2,824	$2,687
Other - net	479	465
Total	$3,303	$3,152
Inventories(1)
Finished products	$1,209	$1,175
Work in process	238	234
Raw materials	784	723
Supplies	41	39
Total	$2,272	$2,171
Accounts payable and accrued liabilities
Trade	$2,538	$2,734
Accrued payroll	501	534
Customer rebates	377	368
Other postretirement and pension benefits	77	87
Income taxes	37	36
Other	557	633
Total	$4,087	$4,392
(1)Inventories valued using the LIFO method of inventory valuation comprised 21% and 29% of total gross inventory values as of December 31, 2022 and 2021, respectively. If the FIFO method of inventory valuation had been used, inventories would have been $272 million and $174 million higher as of December 31, 2022 and 2021, respectively.
4. Property, Plant and Equipment

($ in millions)	Useful Lives (years)	2022	2021
Land and land improvements	1-30	$548	$570
Buildings	20-40	1,774	1,769
Machinery and equipment	5-25	3,960	3,949
Other	3-20	1,203	1,177
Construction in progress		492	509
Total		$7,977	$7,974
Less: accumulated depreciation		4,649	4,532
Net		$3,328	$3,442
5. Investments

($ in millions)	2022	2021
Investments in equity affiliates	$134	$126
Marketable equity securities (See Note 11)	61	98
Other	49	50
Total	$244	$274
Investments in equity affiliates represent PPG’s ownership interests in entities between 20% and 50% that manufacture and sell coatings and certain chemicals.
PPG’s share of undistributed net earnings of equity affiliates was $25 million, $15 million and $8 million in 2022, 2021 and 2020, respectively. Dividends received from equity affiliates were $17 million, $9 million and $18 million in 2022, 2021 and 2020, respectively.
2022 PPG ANNUAL REPORT AND FORM 10-K 42

6. Goodwill and Other Identifiable Intangible Assets

Goodwill
($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2021	$4,023	$1,079	$5,102
Acquisitions, including purchase accounting adjustments	1,188	177	1,365
Foreign currency impact	(177)	(42)	(219)
December 31, 2021	$5,034	$1,214	$6,248
Acquisitions, including purchase accounting adjustments	31	15	46
Divestitures	(40)	—	(40)
Foreign currency impact	(144)	(32)	(176)
December 31, 2022	$4,881	$1,197	$6,078

Identifiable Intangible Assets
	December 31, 2022			December 31, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,325	$—	$1,325	$1,449	$—	$1,449
Definite-Lived Identifiable Intangible Assets
Acquired technology	$827	($636)	$191	$862	($616)	$246
Customer-related	1,855	(1,112)	743	1,956	(1,064)	892
Trade names	311	(158)	153	336	(144)	192
Other	50	(48)	2	51	(47)	4
Total Definite Lived Intangible Assets	$3,043	($1,954)	$1,089	$3,205	($1,871)	$1,334
Total Identifiable Intangible Assets	$4,368	($1,954)	$2,414	$4,654	($1,871)	$2,783
In the first quarter 2022, due to the adverse economic impacts of the Russian invasion in Ukraine, the Company recognized $147 million of Impairment and other related charges, net in the consolidated statement of income related to certain definite-lived and indefinite-lived intangible assets in the Performance Coatings segment. Refer to Note 7, “Impairment and Other Related Charges, Net” for further details.
In the fourth quarter, the Company tests the carrying value of indefinite-lived trademarks for impairment, as discussed in Note 1, “Summary of Significant Accounting Policies.” In conjunction with both the 2022 and 2020 annual impairment assessments, the long-term forecast of net sales for certain trademarks in the Performance Coatings segment was reduced as a result of historical performance, resulting in recognition of pretax impairment charges of $4 million and $38 million, respectively, in Impairment and other related charges, net in the accompanying consolidated statements of income. In 2021, the annual impairment testing review of indefinite-lived intangibles did not result in an impairment.
Aggregate amortization expense was $166 million, $172 million and $138 million in 2022, 2021 and 2020, respectively.

($ in millions)	2023	2024	2025	2026	2027
Estimated future amortization expense	$150	$127	$115	$93	$85
7. Impairment and Other Related Charges, Net
Wind Down of Russia Operations
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
Based on this change in facts and circumstances, the long-term cash flow forecast for the Company’s operations in Russia was significantly reduced. This reduction in the long-term cash flow forecast indicated that the carrying amounts of long-lived assets and certain indefinite-lived intangible assets associated with the Company’s operations in Russia may not be recoverable, and the carrying value of these assets was tested for impairment. Additionally, the Company evaluated trade receivables for estimated future credit losses, inventories for declines in net realizable value and other current assets for impairment in light of the deteriorating economic conditions in Russia and Ukraine. As a result, during the three months ended March 31, 2022, the Company recognized $290 million of Impairment and other related charges, net in the consolidated statement of income, comprised of $201 million of long-lived asset impairment charges and $89 million of other related charges.
2022 PPG ANNUAL REPORT AND FORM 10-K 43

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
Subsequently, the Company released a portion of the previously established reserves due to the collection of certain trade receivables and recorded recoveries due to the realization of certain previously written-down inventories, resulting in recognition of income of $63 million within Impairment and other related charges, net.
The Company continues to consider actions to exit Russia, including a possible sale of its Russian business or controlled withdrawal from the Russia market.
During both the years ended December 31, 2022 and 2021, net sales in Russia represented approximately 1% of PPG net sales.
Businesses Classified as Held for Sale
The Company recorded impairment charges of $14 million, $21 million and $52 million in Impairment and other related charges, net in the consolidated statement of income for the years ended December 31, 2022, 2021 and 2020, respectively, related to certain smaller, non-strategic businesses. PPG committed to plans to sell these business and they were reclassified as held for sale. The revenue of these businesses represents less than 1% of PPG annual net sales. The impairment charges recorded represent the excess net book value of the net assets over the anticipated sales proceeds less costs to sell.
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
In the second quarter 2020, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program addressed weakened global economic conditions stemming from the pandemic and related pace of recovery in a few end-use markets along with further opportunities to optimize supply chain and functional costs. In the second quarter 2019, the Company approved a business restructuring plan which included actions to reduce its global cost structure. Substantially all actions of the 2020 and 2019 restructuring programs have been completed.
The following table summarizes restructuring reserve activity for the years ended December 31, 2022 and 2021:

	Total Reserve
($ in millions)	2022	2021
January 1	$231	$293
Approved restructuring actions	84	54
Release of prior reserves and other adjustments(a)	(51)	(23)
Cash payments	(85)	(77)
Foreign currency impact	(10)	(16)
December 31	$169	$231
(a)Certain releases were recorded to reflect the current estimate of costs to complete planned business restructuring actions.
9. Leases
PPG leases certain retail paint stores, warehouses, distribution facilities, office space, fleet vehicles and equipment.
2022 PPG ANNUAL REPORT AND FORM 10-K 44

The components of lease expense for the years ended December 31, 2022, 2021 and 2020 were as follows:

($ in millions)	Classification in the Consolidated Statement of Income	2022	2021	2020
Operating lease cost	Cost of sales, exclusive of depreciation and amortization	$43	$41	$34
Operating lease cost	Selling, general and administrative	216	219	206
Total operating lease cost		$259	$260	$240
Finance lease cost:
Amortization of right-of-use assets	Depreciation	$2	$2	$2
Interest on lease liabilities	Interest expense	1	1	1
Total finance lease cost		$3	$3	$3
Total lease cost		$262	$263	$243
Total operating lease cost for the years ended December 31, 2022, 2021 and 2020 is inclusive of the following:

($ in millions)	2022	2021	2020
Variable lease costs	$18	$18	$17
Short-term lease costs	$22	$16	$8
The lease amounts included in the consolidated balance sheet as of December 31, 2022 and 2021 were as follows:

($ in millions)	Classification on the Consolidated Balance Sheet	2022	2021
Assets:
Operating	Operating lease right-of-use assets	$829	$891
Finance(1)	Property, plant, and equipment, net	15	13
Total leased assets		$844	$904
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$183	$192
Finance	Short-term debt and current portion of long-term debt	3	3
Noncurrent
Operating	Operating lease liabilities	$636	$693
Finance	Long-term debt	7	7
Total lease liabilities		$829	$895
(1)Net of accumulated depreciation of $14 million and $13 million as of December 31, 2022 and 2021, respectively.
Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 was as follows:

($ in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$218	$224	$212
Operating cash flows paid for finance leases	$1	$1	$1
Financing cash flows paid for finance leases	$2	$3	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$161	$253	$227
Finance leases	$3	$—	$4
Lease terms and discount rates as of December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Weighted-average remaining lease term (in years)
Operating leases	6.7	7.1	7.4
Finance leases	9.0	6.4	6.1
Weighted-average discount rate
Operating leases	2.6%	2.1%	2.4%
Finance leases	5.7%	5.8%	7.0%
2022 PPG ANNUAL REPORT AND FORM 10-K 45

As of December 31, 2022, maturities of lease liabilities were as follows:

($ in millions)	Operating Leases	Finance Leases
2023	$201	$3
2024	166	2
2025	129	2
2026	100	1
2027	78	1
Thereafter	219	3
Total lease payments	$893	$12
Less: Interest	74	2
Total lease obligations	$819	$10
10. Borrowings and Lines of Credit
Long-term Debt Obligations

($ in millions)	Maturity Date	2022	2021
3.2% notes ($300)(1)	2023	$300	$299
Term Loan Credit Agreement, due 2024 ($1,400)	2024	1,099	1,399
2.4% notes ($300)	2024	299	298
0.875% notes (€600)	2025	639	677
1.875% notes (€300)	2025	319	—
1.200% notes ($700)	2026	694	692
1.4% notes (€600)	2027	638	677
3.75% notes ($800)(2)	2028	809	811
2.5% notes (€80)	2029	85	90
2.8% notes ($300)	2029	298	298
2.750% notes (€700)	2029	743	—
2.55% notes ($300)	2030	297	296
1.95% note (€50)	2037	52	—
7.70% notes ($176)	2038	174	174
5.5% notes ($250)	2040	247	247
3.0% notes (€120)	2044	122	130
Commercial paper	Various	—	440
Various other non-U.S. debt(3)	Various	1	1
Finance lease obligations	Various	10	10
Impact of derivatives on debt(4)	N/A	(20)	36
Total		$6,806	$6,575
Less payments due within one year	N/A	303	3
Long-term debt		$6,503	$6,572
(1)In February 2018, PPG entered into interest rate swaps which converted $150 million of the notes from a fixed interest rate to a floating interest rate based on the three month London Interbank Offered Rate (LIBOR). The impact of the derivative on the notes represents the fair value adjustment of the debt. The average effective interest rate for the portion of the notes impacted by the swaps was 2.2% and 0.6% for the years ended December 31, 2022 and 2021, respectively. Refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
(2)In February 2018, PPG entered into interest rate swaps which converted $375 million of the notes from a fixed interest rate to a floating interest rate based on the three month LIBOR. The impact of the derivative on the notes represents the fair value adjustment of the debt. The average effective interest rate for the portion of the notes impacted by the swaps was 2.6% and 1.0% for the years ended December 31, 2022 and 2021, respectively. Refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
(3)Weighted average interest rate of 4.4% and 3.1% as of December 31, 2022 and 2021, respectively.
(4)Fair value adjustment of the 3.2% $300 million notes and 3.75% $800 million notes as a result of fair value hedge accounting treatment related to the outstanding interest rate swaps as of December 31, 2022 and 2021, respectively. Refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
2022 PPG ANNUAL REPORT AND FORM 10-K 46

Long-term Debt Activities
In May 2022, PPG completed a public offering of €300 million 1.875% Notes due 2025 and €700 million 2.750% Notes due 2029. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2022 Indenture"). The 2022 Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase Notes upon a Change of Control Triggering Event (as defined in the 2022 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $1,061 million. The notes are denominated in euro and have been designated as hedges of net investments in the Company’s European operations. For more information, refer to Note 11 “Financial Instruments, Hedging Activities and Fair Value Measurements.”
In March 2022, PPG privately placed a 15-year €50 million 1.95% fixed interest note. This note contains covenants materially consistent with the 1.200% notes discussed below. This debt arrangement is denominated in euros and has been designated as a net investment hedge of the Company's European operations. Refer to Note 11 "Financial Instruments, Hedging Activities and Fair Value Measurements" for additional information.
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
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement"). The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In June 2021, PPG borrowed $700 million under Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement. In 2022, PPG repaid $300 million of the Term Loan Credit Agreement using cash on hand. Borrowings of $1.1 billion and $1.4 billion were outstanding under the Term Loan Credit Agreement as of December 31, 2022 and December 31, 2021, respectively.
In August 2020, PPG completed a public offering of $100 million aggregate principal amount of 3.75% notes due March 2028. These notes were issued as additional notes pursuant to PPG’s existing shelf registration statement and pursuant to the Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2018 Indenture"), which is the same Indenture pursuant to which we previously issued $700 million in aggregate principle amount of our 3.75% notes due March 2028 on February 27, 2018. The new notes will be treated as a single series of notes with the existing notes under the 2018 Indenture, have the same CUSIP number as the existing notes, and be fungible with the existing notes for US federal income tax purposes. The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the 2018 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the 2018 Indenture. The aggregate cash proceeds from the notes, including the premium received at issuance, net of fees, was $119 million.
2022 PPG ANNUAL REPORT AND FORM 10-K 47

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
Credit agreements
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid that amount in full in April 2020. For the years ended December 31, 2022 and 2021, there were no amounts outstanding under the credit agreement. The indicative borrowing rate on a one month, U.S. dollar denominated borrowing was 4.4% at December 31, 2022.
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
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of December 31, 2022. There were $440 million commercial paper borrowings outstanding as of December 31, 2021.
The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement also requires the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of December 31, 2022, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 49%.
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
2022 PPG ANNUAL REPORT AND FORM 10-K 48

Restrictive Covenants and Cross-Default Provisions
As of December 31, 2022, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Long-term Debt Maturities

($ in millions)	Maturity per year
2023	$303
2024	$1,396
2025	$959
2026	$698
2027	$642
Thereafter	$2,808
Short-term Debt Obligations

($ in millions)	2022	2021
Various, weighted average 2.7% and 0.7% as of December 31, 2022 and 2021, respectively.	$10	$6
Lines of Credit, Letters of Credit and Surety Bonds
PPG’s non-U.S. operations have uncommitted lines of credit totaling $539 million of which $4 million was used as of December 31, 2022. These uncommitted lines of credit are subject to cancellation at any time and are generally not subject to any commitment fees.
The Company had outstanding letters of credit and surety bonds of $231 million and $173 million as of December 31, 2022 and 2021, respectively. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business. The Company does not believe any loss related to these letters of credit or surety bonds is likely.
11. Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at December 31, 2022 and 2021, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three-year period ended December 31, 2022.
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
In 2022 and 2021, there were no derivative instruments de-designated or discontinued as a hedging instrument. There were no gains or losses deferred in Accumulated other comprehensive loss on the consolidated balance sheet that were reclassified to Income before income taxes in the consolidated statement of income during the three-year period ended December 31, 2022 related to hedges of anticipated transactions that were no longer expected to occur.
2022 PPG ANNUAL REPORT AND FORM 10-K 49

Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
In February 2018, PPG entered into interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in Interest expense in the accompanying consolidated statement of income. The fair value of these interest rate swaps was a liability of $20 million and an asset of $36 million at December 31, 2022 and 2021, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at December 31, 2022 and December 31, 2021, respectively.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
As of December 31, 2022 and December 31, 2021, PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $775 million and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payment in U.S. dollars and make payments in euros to the counterparties. As of December 31, 2022 and 2021, the fair value of these contracts were net assets of $88 million and $50 million, respectively.
At December 31, 2022 and 2021, PPG had designated €2.5 billion and €1.4 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company’s European operations. The carrying value of these instruments at December 31, 2022 and 2021 was $2.6 billion and $1.6 billion, respectively.
There were no foreign currency forward contracts designated as net investment hedges used or outstanding as of and for the periods ended December 31, 2022, 2021 and 2020.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage net transaction exposures that do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other (income)/charges, net in the consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $1.8 billion and $1.9 billion at December 31, 2022 and 2021, respectively. The fair values of these contracts was a net asset of $24 million as of both December 31, 2022 and 2021.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of December 31, 2022 and 2021, the Company had accumulated pretax unrealized translation gains in Accumulated other comprehensive loss on the consolidated balance sheet related to the euro-denominated borrowings, foreign currency forward contracts, and the cross currency swaps of $327 million and $204 million, respectively.
The following table summarizes the amount of gains/(losses) deferred in Other comprehensive (loss)/income ("OCI") and the amount and location of gains recognized within the consolidated statement of income related to derivative and debt financial instruments for the years ended December 31, 2022, 2021 and 2020. All dollar amounts are shown on a pretax basis.

	2022		2021		2020		Caption in Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain Recognized	Gain Deferred in OCI	Gain Recognized	Loss Deferred in OCI	Gain Recognized
Fair Value
Interest rate swaps		$8		$15		$12	Interest expense
Total Fair Value		$8		$15		$12
Net Investment
Cross currency swaps	$38	$16	$53	$13	($57)	$16	Interest expense
Foreign denominated debt	85	—	173	—	(200)	—
Total Net Investment	$123	$16	$226	$13	($257)	$16
Economic
Foreign currency forward contracts		$43		$23		$30	Other (income)/charges, net
2022 PPG ANNUAL REPORT AND FORM 10-K 50

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of December 31, 2022 and 2021, respectively, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, “Employee Benefit Plans” for further details). The Company’s financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of December 31, 2022 and 2021 that are classified as Level 3 inputs.
Assets and liabilities reported at fair value on a recurring basis

	December 31, 2022			December 31, 2021
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$9	$—	$—	$6	$—	$—
Foreign currency forward contracts(a)	—	27	—	—	28	—
Cross currency swaps(b)	—	39	—	—	—	—
Investments:
Marketable equity securities	$61	$—	$—	$98	$—	$—
Other assets:
Cross currency swaps(b)	$—	$49	$—	$—	$50	$—
Interest rate swaps(c)	—	—	—	—	36	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts(a)	$—	$3	$—	$—	$4	$—
Interest rate swaps(c)	—	1	—	—	—	—
Other liabilities:
Interest rate swaps(c)	$—	$19	$—	$—	$—	$—
(a)    Derivatives not designated as hedging instruments
(b)    Net investment hedges
(c)    Fair value hedges
Long-Term Debt

($ in millions)	December 31, 2022 (a)	December 31, 2021 (b)
Long-term debt - carrying value	$6,796	$6,565
Long-term debt - fair value	$6,375	$6,958
(a)    Excluding finance lease obligations of $10 million and short term borrowings of $10 million as of December 31, 2022.
(b)    Excluding finance lease obligations of $10 million and short term borrowings of $6 million as of December 31, 2021.
The fair values of the debt instruments were measured using Level 2 inputs, including discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities.
2022 PPG ANNUAL REPORT AND FORM 10-K 51

12. Earnings Per Common Share

($ in millions, except per share amounts)	2022	2021	2020
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$1,028	$1,420	$1,056
(Loss)/income from discontinued operations, net of tax	(2)	19	3
Net income (attributable to PPG)	$1,026	$1,439	$1,059
Weighted average common shares outstanding	236.1	237.6	236.8
Effect of dilutive securities:
Stock options	0.5	1.0	0.4
Other stock compensation plans	0.7	0.8	0.7
Potentially dilutive common shares	1.2	1.8	1.1
Adjusted weighted average common shares outstanding	237.3	239.4	237.9
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$4.35	$5.98	$4.46
(Loss)/income from discontinued operations, net of tax	(0.01)	0.08	0.01
Net income (attributable to PPG)	$4.34	$6.06	$4.47
Earnings per common share - assuming dilution (attributable to PPG)
Income from continuing operations, net of tax	$4.33	$5.93	$4.44
(Loss)/income from discontinued operations, net of tax	(0.01)	0.08	0.01
Net income (attributable to PPG)	$4.32	$6.01	$4.45
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 0.9 million, zero, and 1.4 million outstanding stock options in 2022, 2021 and 2020, respectively.
13. Income Taxes
The provision for income taxes by taxing jurisdiction and by significant components consisted of the following:

($ in millions)	2022	2021	2020
Current
U.S. federal	$137	$25	$12
U.S. state and local	20	13	6
Foreign	325	301	320
Total current income tax expense	$482	$339	$338
Deferred
U.S. federal	($79)	$12	$1
U.S. state and local	(7)	3	(3)
Foreign	(71)	20	(45)
Total deferred income tax (benefit)/expense	($157)	$35	($47)
Total income tax expense	$325	$374	$291
A reconciliation of the statutory U.S. corporate federal income tax rate to the Company’s effective tax rate follows:

	2022	2021	2020
U.S. federal income tax rate	21.0%	21.0%	21.0%
Changes in rate due to:
Taxes on non-U.S. earnings	3.6	2.7	3.3
U.S. state and local taxes	0.7	0.8	0.3
U.S. tax (benefit)/cost on foreign operations	(0.4)	(1.6)	0.1
Tax benefits from equity awards	(0.3)	(0.3)	(0.4)
Change in valuation allowance reserves	0.6	—	(1.4)
U.S. tax incentives	(1.0)	(0.6)	(0.9)
Uncertain tax positions	(0.4)	(1.4)	0.9
Other	(0.3)	—	(1.5)
Effective income tax rate	23.5%	20.6%	21.4%
The effective tax rate for the year-ended December 31, 2022 was 23.5%, an increase of 2.9% from the prior year primarily driven by charges associated with PPG’s operations in Russia along with a reduction in the release of reserves for uncertain tax positions compared to the prior year.
Income before income taxes of the Company’s U.S. operations for 2022, 2021 and 2020 was $288 million, $469 million and $190 million, respectively. Income before income taxes of the Company’s foreign operations for 2022, 2021 and 2020 was $1,093 million, $1,346 million and $1,172 million, respectively.
2022 PPG ANNUAL REPORT AND FORM 10-K 52

Deferred income taxes
Deferred income taxes are provided for the effect of temporary differences that arise because there are certain items treated differently for financial accounting than for income tax reporting purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

($ in millions)	2022	2021
Deferred income tax assets related to
Employee benefits	$275	$386
Contingent and accrued liabilities	67	74
Operating loss and other carry-forwards	218	278
Operating lease liabilities	203	215
Research and development amortization	149	68
Other	168	121
Valuation allowance	(182)	(172)
Total	$898	$970
Deferred income tax liabilities related to
Property	$223	$278
Intangibles	720	814
Employee benefits	81	75
Operating lease right-of-use assets	206	216
Other	74	36
Total	$1,304	$1,419
Deferred income tax liabilities – net	($406)	($449)
Net operating loss and credit carryforwards

($ in millions)	2022	2021	Expiration
Available net operating loss carryforwards, tax effected:
Indefinite expiration	$84	$106	NA
Definite expiration	66	77	2023-2042
Total	$150	$183
Income tax credit carryforwards	$89	$115	2023-2042
A valuation allowance of $182 million and $172 million has been established for carry-forwards and certain other items at December 31, 2022 and 2021, respectively, when the ability to utilize them is not likely.
Undistributed foreign earnings
The Company had $4.6 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2022. This amount relates to approximately 280 subsidiaries in approximately 80 taxable jurisdictions. The Company estimates repatriation of undistributed earnings of non-U.S. subsidiaries as of December 31, 2022 would result in a tax cost of $101 million.
As of December 31, 2022, the Company had not changed its intention to reinvest foreign earnings indefinitely or repatriate when it is tax effective to do so, and as such, has not established a liability for foreign withholding taxes or other costs that would be incurred if the earnings were repatriated.
Unrecognized tax benefits
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2008. Additionally, the Company is no longer subject to examination by the Internal Revenue Service for U.S. federal income tax returns filed for years through 2016. The examinations of the Company’s U.S. federal income tax returns for 2017 and 2018 are currently underway.
2022 PPG ANNUAL REPORT AND FORM 10-K 53

A reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties) as of December 31 follows:

($ in millions)	2022	2021	2020
January 1	$158	$175	$167
Current year tax positions - additions	19	12	25
Prior year tax positions - additions	2	10	5
Prior year tax positions - reductions	(2)	(2)	(2)
Statute of limitations expirations	(23)	(19)	(8)
Settlements	(3)	(21)	(11)
Foreign currency translation	(6)	3	(1)
December 31	$145	$158	$175
The Company expects that any reasonably possible change in the amount of unrecognized tax benefits in the next 12 months would not be significant. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $120 million as of December 31, 2022.
Interest and penalties

($ in millions)	2022	2021	2020
Accrued interest and penalties related to unrecognized tax benefits	$17	$17	$18
Loss/(income) recognized in income tax expense related to interest and penalties	$1	($2)	$2
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
14. Employee Benefit Plans
Defined Benefit Plans
PPG has defined benefit pension plans that cover certain employees worldwide. The principal defined benefit pension plans are those in the U.S., Canada, Germany, the Netherlands and the U.K. These plans in the aggregate represent approximately 95% of PPG’s total projected benefit obligation at December 31, 2022, of which the U.S. defined benefit pension plans represent the largest component.
As of January 1, 2006, the Company’s U.S. salaried defined benefit plans were closed to new entrants. In 2011 and 2012, the Company approved amendments related to its U.S. and Canadian defined benefit plans pursuant to which employees stopped accruing benefits at certain dates based on the affected employee’s combined age and years of service to PPG. As of December 31, 2020, the Company’s U.S. and Canadian defined benefit plans were frozen for all participants. The Company plans to continue reviewing and potentially amending PPG defined benefit plans in the future.
Canadian pension annuity contracts
In December 2021, the Company purchased group annuity contracts that transferred pension benefit obligations for certain of the Company’s retirees in Canada who were receiving their monthly retirement benefit payments from PPG’s Canadian pension plans to a third-party insurance company. The amount of each affected retiree’s annuity payment is equal to the amount of such individual’s pension benefit. The purchase of group annuity contracts was funded directly by the assets of the Canadian plans. By transferring the obligations and assets to the insurance company, the Company reduced its overall pension projected benefit obligation by approximately $175 million and recognized a non-cash pension settlement charge of $50 million in the consolidated statement of income for the year ended December 31, 2021.
Postretirement medical
PPG sponsors welfare benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents of which the U.S. welfare benefit plans represent approximately 87% of PPG’s total projected benefit obligation at December 31, 2022. Salaried and certain hourly employees in the U.S. hired on or after October 1, 2004, or rehired on or after October 1, 2012 are not eligible for postretirement medical benefits. These plans in the U.S. and Canada require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between PPG and participants based on management discretion. The Company has the right to modify, amend or terminate certain of these benefit plans in the future.
Effective January 1, 2017, the Company-sponsored Medicare-eligible plans were replaced by a Medicare private exchange. The announcement of this plan design change triggered a remeasurement of PPG’s retiree medical benefit obligation using prevailing interest rates. The plan design change resulted in a $306 million reduction in the Company's postretirement benefit obligation. PPG accounted for the plan design change prospectively, and the impact was amortized to periodic postretirement benefit cost over a 5.6 year period through mid-2022.
2022 PPG ANNUAL REPORT AND FORM 10-K 54

The following table sets forth the changes in projected benefit obligations (“PBO”), plan assets, the funded status and the amounts recognized on the accompanying consolidated balance sheet for the Company’s defined benefit pension and other postretirement benefit plans:

	Defined Benefit Pension Plans
	United States		International		Total PPG
($ in millions)	2022	2021	2022	2021	2022	2021
Projected benefit obligation, January 1	$1,920	$2,042	$1,614	$1,933	$3,534	$3,975
Service cost	—	—	9	9	9	9
Interest cost	45	39	28	26	73	65
Actuarial gains	(449)	(72)	(485)	(91)	(934)	(163)
Benefits paid	(91)	(89)	(49)	(60)	(140)	(149)
Acquisitions	—	—	—	48	—	48
Foreign currency translation adjustments	—	—	(126)	(51)	(126)	(51)
Settlements and curtailments	—	—	(22)	(198)	(22)	(198)
Other	—	—	(8)	(2)	(8)	(2)
Projected benefit obligation, December 31	$1,425	$1,920	$961	$1,614	$2,386	$3,534
Market value of plan assets, January 1	$1,329	$1,335	$1,646	$1,881	$2,975	$3,216
Actual return on plan assets	(228)	66	(506)	42	(734)	108
Company contributions	—	—	11	10	11	10
Benefits paid	(73)	(72)	(41)	(51)	(114)	(123)
Acquisitions	—	—	—	3	—	3
Plan settlements	—	—	(22)	(198)	(22)	(198)
Foreign currency translation adjustments	—	—	(140)	(38)	(140)	(38)
Other	—	—	(2)	(3)	(2)	(3)
Market value of plan assets, December 31	$1,028	$1,329	$946	$1,646	$1,974	$2,975
Funded Status	($397)	($591)	($15)	$32	($412)	($559)
Amounts recognized in the Consolidated Balance Sheet:
Other assets (long-term)	—	—	183	310	183	310
Accounts payable and accrued liabilities	(17)	(23)	(12)	(12)	(29)	(35)
Accrued pensions	(380)	(568)	(186)	(266)	(566)	(834)
Net (liability)/asset recognized	($397)	($591)	($15)	$32	($412)	($559)

	Other Postretirement Benefit Plans
	United States		International		Total PPG
($ in millions)	2022	2021	2022	2021	2022	2021
Projected benefit obligation, January 1	$631	$682	$93	$104	$724	$786
Service cost	8	11	—	1	8	12
Interest cost	13	12	3	2	16	14
Actuarial gains	(154)	(33)	(20)	(10)	(174)	(43)
Benefits paid	(40)	(41)	(4)	(4)	(44)	(45)
Foreign currency translation adjustments	—	—	(6)	—	(6)	—
Projected benefit obligation, December 31	$458	$631	$66	$93	$524	$724
Amounts recognized in the Consolidated Balance Sheet:
Accounts payable and accrued liabilities	(44)	(47)	(4)	(5)	(48)	(52)
Other postretirement benefits	(414)	(584)	(62)	(88)	(476)	(672)
Net liability recognized	($458)	($631)	($66)	($93)	($524)	($724)
The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The ABO for all defined benefit pension plans as of December 31, 2022 and 2021 was $2.3 billion and $3.5 billion, respectively.
2022 PPG ANNUAL REPORT AND FORM 10-K 55

The following table details the pension plans where the benefit liability exceeds the fair value of the plan assets:

	Pensions
($ in millions)	2022	2021
Plans with PBO in Excess of Plan Assets:
Projected benefit obligation	$1,863	$2,232
Fair value of plan assets	$1,270	$1,366
Plans with ABO in Excess of Plan Assets:
Accumulated benefit obligation	$1,833	$2,197
Fair value of plan assets	$1,266	$1,362
Net actuarial losses/(gains) and prior service cost/(credit) deferred in accumulated other comprehensive loss

	Pensions		Other Postretirement Benefits
($ in millions)	2022	2021	2022	2021
Accumulated net actuarial losses/(gains)	$748	$857	($16)	$170
Accumulated prior service cost/(credit)	—	5	(10)	(21)
Total	$748	$862	($26)	$149
The accumulated net actuarial losses (gains) for pensions and other postretirement benefits relate primarily to historical changes in the discount rates. The accumulated net actuarial losses exceeded 10% of the higher of the market value of plan assets or the PBO at the beginning of each of the last three years; therefore, amortization of such excess has been included in net periodic benefit costs for pension and other postretirement benefits in these periods. The amortization period is the average remaining service period of active employees expected to receive benefits unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Accumulated prior service cost (credit) is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits.
The net decrease in Accumulated other comprehensive loss (pretax) in 2022 relating to defined benefit pension and other postretirement benefits is primarily attributable to pension and other postretirement plan discount rate increases, as follows:

($ in millions)	Pensions	Other Postretirement Benefits
Net actuarial gain arising during the year	($60)	($174)
New prior service cost	(5)	—
Amortization of actuarial loss	(34)	(12)
Amortization of prior service credit	—	11
Foreign currency translation adjustments	(9)	—
Impact of settlements	(6)	—
Net decrease	($114)	($175)
The 2022 net actuarial gain related to the Company’s pension and other postretirement benefit plans was primarily due to an increase in the weighted average discount rate used to determine the benefit obligation at December 31, 2022.
Net periodic benefit (income)/cost

	Pensions			Other Postretirement Benefits
($ in millions)	2022	2021	2020	2022	2021	2020
Service cost	$9	$9	$24	$8	$12	$10
Interest cost	73	65	87	16	14	20
Expected return on plan assets	(140)	(152)	(144)	—	—	—
Amortization of prior service credit	—	—	—	(11)	(54)	(59)
Amortization of actuarial losses	34	39	71	12	20	15
Settlements, curtailments, and special termination benefits	6	53	18	—	—	—
Net periodic benefit (income)/cost	($18)	$14	$56	$25	($8)	($14)
2022 PPG ANNUAL REPORT AND FORM 10-K 56

Service cost for net periodic pension and other postretirement benefit costs is included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative, and Research and development, net in the accompanying consolidated statements of income. Except for the Canadian pension settlement charge in 2021, all other components of net periodic benefit cost are recorded in Other (income)/charges, net in the accompanying consolidated statements of income.
Key assumptions
The following weighted average assumptions were used to determine the benefit obligation for the Company’s defined benefit pension and other postretirement plans as of December 31, 2022 and 2021:

	United States		International		Total PPG
	2022	2021	2022	2021	2022	2021
Discount rate	5.4%	2.8%	4.9%	2.0%	5.2%	2.5%
Rate of compensation increase	2.5%	2.5%	3.1%	2.8%	2.7%	2.6%
The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2022:

	2022	2021	2020
Discount rate	2.5%	2.1%	2.8%
Expected return on assets	5.0%	4.8%	5.0%
Rate of compensation increase	2.6%	1.5%	2.6%
These assumptions for each plan are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that comprise each plan’s assets and external forecasts of future long-term investment returns. The Company compares the expected return on plan assets assumption to actual historic returns to ensure reasonability. For 2022, the return on plan assets assumption for PPG’s U.S. defined benefit pension plans was 7.4%. A change in the rate of return of 75 basis points, with other assumptions held constant, would impact 2023 net periodic pension expense by $8 million. The global expected return on plan assets assumption to be used in determining 2023 net periodic pension expense will be 6.5% (7.4% for the U.S. plans only).
The discount rates used in accounting for pension and other postretirement benefits are determined using a yield curve constructed of high-quality fixed-income securities as of the measurement date and using the plans’ projected benefit payments. The Company has elected to use a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit cost (income) for countries with significant pension plans. The full yield curve approach (also known as the split-rate or spot-rate method) allows the Company to align the applicable discount rates with the cost of additional service being earned and the interest being accrued on these obligations. A change in the discount rate of 75 basis points, with all other assumptions held constant, would impact 2023 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by $5 million and $1 million, respectively.
The weighted-average health care cost trend rate (inflation) used for 2022 was 5.4% declining to a projected 4.0% in the year 2046. For 2023, the assumed weighted-average health care cost trend rate used will be 5.8% declining to a projected 3.9% between 2023 and 2047 for medical and prescription drug costs, respectively. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care cost assumptions, the Company takes into consideration a number of factors, including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates.
Contributions to defined benefit pension plans

($ in millions)	2022	2021	2020
Non-U.S. defined benefit pension plans	$11	$10	$17
Contributions made to PPG’s non-U.S. defined benefit pension plans in 2022, 2021, and 2020 were required by local funding requirements. PPG expects to make contributions to its defined benefit pension plans in the range of $10 million to $20 million in 2023. PPG may make voluntary contributions to its defined benefit pension plans in 2023 and beyond.
2022 PPG ANNUAL REPORT AND FORM 10-K 57

Benefit payments
The estimated benefits expected to be paid under the Company’s defined benefit pension and other postretirement benefit plans are:

($ in millions)	Pensions	Other Postretirement Benefits
2023	$148	$48
2024	$166	$47
2025	$153	$46
2026	$157	$43
2027	$160	$42
2028 to 2032	$825	$192
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
The following summarizes the weighted average target pension plan asset allocation as of December 31, 2022 and 2021 for all PPG defined benefit plans:

Asset Category	2022	2021
Equity securities	15-45%	15-45%
Debt securities	30-65%	30-65%
Real estate	0-10%	0-10%
Other	20-40%	20-40%
2022 PPG ANNUAL REPORT AND FORM 10-K 58

The fair values of the Company’s pension plan assets at December 31, 2022 and 2021, by asset category, are as follows:

	December 31, 2022				December 31, 2021
($ in millions)	Level 1(1)	Level 2(1)	Level 3(1)	Total	Level 1(1)	Level 2(1)	Level 3(1)	Total
Asset Category
Equity securities:
U.S.
Large cap	$66	$43	$—	$109	$79	$78	$—	$157
Small cap	25	—	—	25	48	—	—	48
Non-U.S.
Developed and emerging markets(2)	99	43	—	142	130	76	—	206
Debt securities:
Cash and cash equivalents	7	47	—	54	8	42	—	50
Corporate(3)
U.S.(4)	—	168	80	248	—	232	100	332
Developed and emerging markets(2)	—	1	—	1	—	1	—	1
Diversified(5)	—	13	—	13	—	57	—	57
Government
U.S.(4)	49	10	—	59	68	13	—	81
Developed and emerging markets(2)	—	6	—	6	—	10	—	10
Other(6)	—	—	235	235	—	—	367	367
Real estate, hedge funds, and other	—	275	362	637	—	562	487	1,049
Total assets in the fair value hierarchy	$246	$606	$677	$1,529	$333	$1,071	$954	$2,358
Common-collective trusts(7)	—	—	—	445	—	—	—	617
Total Investments	$246	$606	$677	$1,974	$333	$1,071	$954	$2,975
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
The change in the fair value of the Company’s Level 3 pension assets for the years ended December 31, 2022 and 2021 was as follows:

($ in millions)	Real Estate	Other Debt Securities	Hedge Funds and Other Assets	Total
January 1, 2021	$124	$421	$371	$916
Realized gains/(losses)	3	(11)	9	1
Unrealized gains	22	—	8	30
Transfers in/(out), net	8	(14)	44	38
Foreign currency losses	—	(29)	(2)	(31)
December 31, 2021	$157	$367	$430	$954
Realized gains/(losses)	1	(99)	(1)	(99)
Unrealized gains/(losses)	6	—	(3)	3
Transfers out, net	(10)	(12)	(100)	(122)
Foreign currency losses	(5)	(21)	(33)	(59)
December 31, 2022	$149	$235	$293	$677
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
2022 PPG ANNUAL REPORT AND FORM 10-K 59

Hedge funds consist of a wide range of investments which target a relatively stable investment return. The underlying funds are valued at different frequencies, some monthly and some quarterly, based on the value of the underlying investments. Other assets consist primarily of small investments in private equity funds and senior secured debt obligations of non-investment grade borrowers.
Other Plans
Employee savings plans
PPG’s Employee Savings Plans (“Savings Plans”) cover substantially all employees in the U.S., Puerto Rico and Canada. The Company makes matching contributions to the Savings Plans, at management’s discretion, based upon participants’ savings, subject to certain limitations. For most participants, Company-matching contributions are established each year at the discretion of the Company and are applied to participant accounts up to a maximum of 6% of eligible participant compensation. The Company-matching contribution remained at 100% for 2022.
Compensation expense and cash contributions related to the Company match of participant contributions to the Savings Plans for 2022, 2021, and 2020 totaled $56 million, $52 million and $50 million, respectively. A portion of the Savings Plans qualifies under the Internal Revenue Code as an Employee Stock Ownership Plan. Accordingly, dividends received on PPG shares held in that portion of the Savings Plans totaling $11 million, $10 million, and $11 million for 2022, 2021, and 2020, respectively, are deductible for PPG’s U.S. Federal tax purposes.
Defined contribution plans
Additionally, the Company has defined contribution plans for certain employees in the U.S., China, United Kingdom, Australia, Italy and other countries. The U.S. defined contribution plan is part of the Employee Savings Plan, and eligible employees receive a contribution equal to between 2% and 5% of annual compensation, based on age and years of service. For the years ended December 31, 2022, 2021 and 2020, the Company recognized expense for its defined contribution retirement plans of $92 million, $88 million and $64 million, respectively. The Company’s annual cash contributions to its defined contribution retirement plans approximated the expense recognized in each year.
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
The cost of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was $23 million, $20 million and $25 million in 2022, 2021 and 2020, respectively. These amounts are included in Selling, general and administrative in the consolidated statements of income. The change in market value of the investment portfolio was income of $24 million, $18 million, and $24 million in 2022, 2021 and 2020, respectively, and is also included in Selling, general and administrative in the consolidated statements of income.
The Company’s obligations under this plan, which are included in Accounts payable and accrued liabilities and Other liabilities on the consolidated balance sheet, totaled $105 million and $139 million as of December 31, 2022 and 2021, respectively, and the investments in marketable securities, which are included in Investments and Other current assets on the accompanying consolidated balance sheet, were $70 million and $104 million as of December 31, 2022 and 2021, respectively.
15. Commitments and Contingent Liabilities
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, antitrust, employment and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury, property damage and certain other claims, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with
2022 PPG ANNUAL REPORT AND FORM 10-K 60

respect to some of these claims, and other insurers may contest coverage with respect to some claims in the future. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
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
Asbestos Matters
As of December 31, 2022, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries (“Products Claims”);
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”); and
•asbestos-related claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”).
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required. Additionally, as a supplement to its periodic monitoring and review, the Company conducts discussions with counsel and engages valuation consultants to analyze its claims history and estimate the amount of the Company’s potential liability for asbestos-related claims.
In 2022, no adjustments to the Company’s estimate of its asbestos-related liabilities were required.
In 2021, based on the results of the Company’s valuation analysis, the Company reduced its estimate of potential liability for Products Claims by $146 million. The 2021 valuation analysis with respect to Products Claims was based, in part, upon a review of claims data following the expiration in May 2016 of the U.S. Bankruptcy Court’s injunction staying most asbestos claims against the Company that had been in effect since April 2000; annual filings by disease and year; pending, paid and dismissed claims; indemnity cash flows; and estimates of future claim, indemnity and acceptance rates. The Company also adjusted its estimates of potential liability for Premises Claims and Subsidiary Claims in the fourth quarter of 2021.
As a result of the Company’s 2021 review of its asbestos-related liabilities, income of $133 million was recorded in the consolidated statement of income to reduce the reserve to reflect the Company’s current estimate of potential liability for asbestos-related bodily injury claims through December 31, 2057.
As of December 31, 2022 and 2021, the Company’s asbestos-related reserves totaled $51 million and $54 million, respectively.
The Company believes that, based on presently available information, the total reserves of $51 million for asbestos-related claims will be sufficient to encompass all of the Company’s current and estimable potential future asbestos liabilities. These reserves, which are included within Other liabilities on the accompanying consolidated balance sheets, involve significant management judgment and represent the Company’s current best estimate of its liability for these claims.
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
2022 PPG ANNUAL REPORT AND FORM 10-K 61

outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time.
As remediation at certain environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to adjust the reserves for these sites. In 2022, 2021 and 2020, certain charges have been recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are expensed as incurred.
As of December 31, 2022 and 2021, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying consolidated balance sheet.

Environmental Reserves
($ in millions)	2022	2021
New Jersey Chrome	$58	$89
Glass and chemical	60	83
Other	99	110
Total	$217	$282
Current Portion	$50	$97
Pretax charges against income for environmental remediation costs are included in Other (income)/charges, net in the accompanying consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation in 2022, 2021 and 2020, were as follows:

($ in millions)	2022	2021	2020
New Jersey Chrome	$—	$25	$15
Glass and chemical	3	12	15
Other	10	7	8
Total	$13	$44	$38
Cash outlays for environmental spending	$78	$56	$60
In the fourth quarter 2021, PPG released an environmental reserve previously established at the time of the sale of the flat glass business under the terms of the separation agreement, resulting in recognition of $25 million of income from discontinued operations, or $19 million net of tax.
The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome as further discussed below. Excluding the charges related to New Jersey Chrome, pretax charges against income for environmental remediation have ranged between approximately $5 million and $35 million per year for the past 10 years.
Management expects cash outlays for environmental remediation costs to range from $40 million to $60 million in 2023, and $20 million to $75 million annually from 2024 through 2027.
Actual future cash outlays may vary from expected future cash outlays and actual future costs may vary from accrued estimates due to the inherent uncertainties involved in estimating future environmental remediation costs, including possible technological, regulatory and enforcement developments, the results of environmental studies and other factors. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to New Jersey Chrome as discussed below.
Remediation: New Jersey Chrome
In June 2009, PPG entered into a settlement agreement with the New Jersey Department of Environmental Protection (“NJDEP”) and Jersey City, New Jersey (which had asserted claims against PPG for lost tax revenue) which was in the form of a Judicial Consent Order (the "JCO"). Under the JCO, PPG accepted sole responsibility for the remediation activities at its former chromium manufacturing location in Jersey City and a number of additional surrounding sites. Remediation of the New Jersey Chrome sites requires PPG to remediate soil and groundwater contaminated by hexavalent chromium, as well as perform certain other environmental remediation activities. The most significant assumptions underlying the estimate of remediation costs for all New Jersey Chrome sites relate to the extent and concentration of chromium in the soil.
PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils, percentage of hazardous versus non-hazardous soils, daily soil excavation rates, and engineering, administrative and other associated costs. Based on these
2022 PPG ANNUAL REPORT AND FORM 10-K 62

assessments, the reserve is adjusted accordingly. As of December 31, 2022 and 2021, PPG’s reserve for remediation of all New Jersey Chrome sites was $58 million and $89 million, respectively. The major cost components of this liability are related to excavation of impacted soil, as well as groundwater remediation. These components each account for approximately 65% and 15% of the amount accrued at December 31, 2022, respectively.
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

	Common Stock	Treasury Stock	Shares Outstanding
January 1, 2020	581,146,136	(345,465,666)	235,680,470
Issuances	—	1,005,795	1,005,795
December 31, 2020	581,146,136	(344,459,871)	236,686,265
Purchases	—	(1,521,765)	(1,521,765)
Issuances	—	742,526	742,526
December 31, 2021	581,146,136	(345,239,110)	235,907,026
Purchases	—	(1,269,830)	(1,269,830)
Issuances	—	436,730	436,730
December 31, 2022	581,146,136	(346,072,210)	235,073,926
Per share cash dividends paid were $2.42, $2.26 and $2.10 in 2022, 2021 and 2020, respectively.
2022 PPG ANNUAL REPORT AND FORM 10-K 63

17. Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments(1)	Pension and Other Postretirement Benefit Adjustments, net of tax(2)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2020	($1,627)	($724)	$1	($2,350)
Current year deferrals to AOCL	(36)	(237)	—	(273)
Reclassifications from AOCL to net income	—	24	—	24
December 31, 2020	($1,663)	($937)	$1	($2,599)
Current year deferrals to AOCL	(325)	132	—	(193)
Reclassifications from AOCL to net income	—	42	—	42
December 31, 2021	($1,988)	($763)	$1	($2,750)
Current year deferrals to AOCL	(301)	175	—	(126)
Reclassifications from AOCL to net income	35	31	—	66
December 31, 2022	($2,254)	($557)	$1	($2,810)
(1)The tax cost/(benefit) related to unrealized foreign currency translation adjustments on net investment hedges as of December 31, 2022, 2021 and 2020 was $73 million, $55 million and $(6) million, respectively.
(2)The tax cost/(benefit) related to the adjustment for pension and other postretirement benefits as of December 31, 2022, 2021 and 2020 was $83 million, $48 million and $(70) million, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit costs (see Note 14, “Employee Benefit Plans").
18. Other (Income)/Charges, Net

($ in millions)	2022	2021	2020
Gain on sale of assets(1)	($10)	($47)	($5)
Royalty income	(8)	(8)	(7)
Share of net earnings of equity affiliates (See Note 5)	(25)	(15)	(8)
Income from legal settlements	—	(22)	—
Other, net	(17)	(51)	56
Total (income)/charges, net	($60)	($143)	$36
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

($ in millions)	2022	2021	2020
Total stock-based compensation	$35	$57	$44
Income tax benefit recognized	$8	$12	$10
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
2022 PPG ANNUAL REPORT AND FORM 10-K 64

The following weighted average assumptions were used to calculate the fair values of stock option grants in each year:

	2022	2021	2020
Weighted average exercise price	$151.87	$136.60	$119.52
Risk-free interest rate	2.0%	1.0%	1.6%
Expected life of option in years	6.5	6.5	6.5
Expected dividend yield	1.6%	1.6%	1.5%
Expected volatility	25.7%	25.3%	20.0%
The weighted average fair value of options granted was $36.52 per share, $29.27 per share and $21.93 per share for the years ended December 31, 2022, 2021, and 2020, respectively.

Stock Options Outstanding and Exercisable	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, January 1, 2022	3,340,402	$110.98	6.1
Granted	487,277	$151.87
Exercised	(158,837)	$77.24
Forfeited/Expired	(151,391)	$134.34
Outstanding, December 31, 2022	3,517,451	$117.16	5.7	$47
Vested or expected to vest, December 31, 2022	3,444,650	$116.57	5.6	$47
Exercisable, December 31, 2022	2,039,716	$104.58	4.0	$43
At December 31, 2022, unrecognized compensation cost related to outstanding stock options that have not yet vested totaled $7 million. This cost is expected to be recognized as expense over a weighted average period of 1.4 years.
The following table presents stock option activity for the years ended December 31, 2022, 2021 and 2020:

($ in millions)	2022	2021	2020
Total intrinsic value of stock options exercised	$12	$32	$31
Cash received from stock option exercises	$12	$47	$54
Income tax benefit from the exercise of stock options	$3	$8	$7
Total fair value of stock options vested	$16	$11	$11
Restricted Stock Units (“RSUs”)
Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG common stock on the date of grant. Time-based RSUs generally vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets.
The amount paid upon vesting of performance-based RSUs may range from 0% to 200% of the original grant, based upon the level of earnings per share growth achieved and frequency with which the annual cash flow return on capital performance target is met over the three calendar year periods comprising the vesting period. Performance against the earnings per share growth and the cash flow return on capital goal is calculated annually, and the annual payout for each goal will be weighted equally over the three-year period. The performance-based RSUs granted in 2020 vested at 100%. PPG has assumed that performance-based RSUs granted in 2021 and 2022 will both vest at the 100% level.

RSU Activity	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2022	622,055	$125.92
Granted	232,050	$147.77
Vested	(199,642)	$147.36
Forfeited	(65,075)	$122.60
Outstanding, December 31, 2022	589,388	$136.99
Vested or expected to vest, December 31, 2022	563,900	$136.67
There was $20 million of total unrecognized compensation cost related to unvested RSUs outstanding as of December 31, 2022. This cost is expected to be recognized as expense over a weighted average period of 1.5 years.
2022 PPG ANNUAL REPORT AND FORM 10-K 65

Contingent Share Grants
The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG’s total shareholder return (“TSR”) over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. This comparison group represents the entire S&P 500 Index as it existed at the beginning of the performance period, excluding any companies that have been removed from the index because they ceased to be publicly traded. The payout is based on performance achieved during the three-year period calculated in accordance with the scale set forth in the plan agreement and may range from 0% to 200% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards earn dividend equivalents for the award period, which will be paid to participants or credited to the participants’ deferred compensation plan accounts with the award payout at the end of the period based on the actual number of contingent shares earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards are classified as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.
The performance period for the TSR shares granted in 2020 ended on December 31, 2022, and PPG’s total shareholder return was measured against that of the S&P 500 over the three‑year period. PPG’s ranking on this performance measure was at the 28th percentile, resulting in no payout.
As of December 31, 2022, there was $2 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. This cost is expected to be recognized as expense over a weighted average period of 2.0 years.
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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the years ended December 31, 2022, 2021 and 2020, service revenue constituted less than 5% of total revenue.
2022 PPG ANNUAL REPORT AND FORM 10-K 66

Net sales by segment and region for the years ended December 31, 2022, 2021 and 2020 were as follows:

($ in millions)	2022	2021	2020
Performance Coatings
United States and Canada	$4,718	$4,366	$3,673
EMEA	3,550	3,582	2,861
Asia Pacific	1,118	1,254	1,015
Latin America	1,308	1,131	946
Total	$10,694	$10,333	$8,495
Industrial Coatings
United States and Canada	$2,666	$2,310	$1,995
EMEA	1,908	1,854	1,467
Asia Pacific	1,705	1,723	1,416
Latin America	679	582	461
Total	$6,958	$6,469	$5,339
Total Net Sales(1)
United States and Canada(2)	$7,384	$6,676	$5,668
EMEA	5,458	5,436	4,328
Asia Pacific	2,823	2,977	2,431
Latin America	1,987	1,713	1,407
Total PPG	$17,652	$16,802	$13,834
(1)Net sales to external customers are attributed to geographic regions based upon the location of the operating unit shipping the product.
(2)Net sales recognized in the United States represented 38%, 36%, and 37% of the Company’s total Net sales for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following table summarizes allowance for doubtful accounts activity for the years ended December 31, 2022 and 2021:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2022	2021
January 1	$31	$44
Bad debt expense	52	19
Recoveries of previously reserved trade receivables	(55)	(14)
Other	3	(18)
December 31	$31	$31
In the first quarter 2022, PPG recorded a bad debt reserve of $43 million associated with the adverse economic impacts of the Russian invasion of Ukraine. Subsequently, the Company released a portion of this previously established bad debt reserve due to the collection of certain trade receivables, resulting in a bad debt reserve related to PPG's operations in Russia of $11 million at December 31, 2022. Refer to Note 7, "Impairment and Other Related Charges, Net" for additional information.
2022 PPG ANNUAL REPORT AND FORM 10-K 67

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
Production facilities and sales for Performance Coatings and Industrial Coatings are global. PPG’s reportable business segments continue to pursue opportunities to further develop their global reach. Each of the reportable business segments in which PPG is engaged is highly competitive. The diversification of our product lines and the worldwide sales tend to minimize the impact on PPG’s business of changes in demand in a particular industry or in a particular geographic area.
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
Corporate unallocated costs include the costs of corporate staff functions not directly associated with the operating segments, certain legal matters, net of related insurance recoveries, the cost of certain insurance and stock-based compensation programs and certain other unusual or non-recurring items. The service cost component of net periodic benefit cost related to current employees of each reportable business segment is allocated to that reportable business segment and the remaining portion of net periodic pension expense is included in the Corporate unallocated costs.
Product movement between Performance Coatings and Industrial Coatings is limited, is accounted for as an inventory transfer, and is recorded at cost plus a mark-up, the impact of which is not significant to the net sales or segment income of the reportable business segments.
2022 PPG ANNUAL REPORT AND FORM 10-K 68

($ in millions)	2022	2021	2020
Net sales to external customers
Performance Coatings	$10,694	$10,333	$8,495
Industrial Coatings	6,958	6,469	5,339
Total Net sales	$17,652	$16,802	$13,834
Segment income
Performance Coatings	$1,399	$1,491	$1,359
Industrial Coatings	643	680	750
Total Segment income	$2,042	$2,171	$2,109
Corporate / Non-Segment Items
Corporate unallocated	(218)	(194)	(233)
Interest expense, net of interest income	(113)	(95)	(115)
Impairment and other related charges, net(1)	(245)	(21)	(93)
Business restructuring-related costs, net(2)	(75)	(27)	(224)
Transaction-related costs, net(3)	(10)	(86)	(9)
Pension settlement charge	—	(50)	—
Environmental remediation charges, net	—	(35)	(26)
Expense incurred due to natural disasters(4)	—	(17)	(17)
Change in allowance for doubtful accounts related to COVID-19	—	14	(30)
Income from legal settlements	—	22	—
Asbestos-related claims reserve adjustment(5)	—	133	—
Total Income before income taxes	$1,381	$1,815	$1,362

($ in millions)	2022	2021	2020
Depreciation and amortization
Performance Coatings	$296	$308	$251
Industrial Coatings	207	212	200
Corporate / Non-Segment Items	51	41	58
Total	$554	$561	$509
Share of net earnings of equity affiliates
Performance Coatings	$7	$5	$3
Corporate / Non-Segment Items	18	10	5
Total	$25	$15	$8
Segment assets(6)
Performance Coatings	$13,088	$13,395	$11,551
Industrial Coatings	5,802	5,807	5,040
Corporate / Non-Segment Items	1,854	2,149	2,965
Total	$20,744	$21,351	$19,556
Investment in equity affiliates
Performance Coatings	$42	$33	$31
Industrial Coatings	15	15	15
Corporate / Non-Segment Items	77	78	74
Total	$134	$126	$120
Expenditures for property (including business acquisitions)
Performance Coatings	$254	$1,698	$1,293
Industrial Coatings	313	784	166
Corporate / Non-Segment Items	65	26	14
Total	$632	$2,508	$1,473
2022 PPG ANNUAL REPORT AND FORM 10-K 69

($ in millions)	2022	2021	2020
Geographic Information
Segment income
United States and Canada	$819	$865	$855
EMEA	505	612	572
Asia Pacific	332	354	382
Latin America	386	340	300
Total	$2,042	$2,171	$2,109
Property, plant and equipment — net
United States and Canada	$1,394	$1,377	$1,351
EMEA	943	1,069	857
Asia Pacific	685	702	623
Latin America	306	294	296
Total	$3,328	$3,442	$3,127
(1)In the first quarter 2022, the Company recorded impairment and other related charges due to the wind down of the company’s operations in Russia. Subsequently, the Company released a portion of the previously established reserves for Receivables and Inventories due to the collection of certain trade receivables and the realization of certain inventories. Also in 2022, impairment and other related charges were recorded for the write-down of certain assets and liabilities related to the planned sale of a non-core business and for certain asset write downs. In 2021 and 2020, impairment charges were recorded for the write-down of certain assets related to the previously planned sale of certain smaller entities in non-strategic regions. Also in 2020, an impairment charge was recorded to reduce the carrying value of an indefinite-lived trademark.
(2)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs and a $34 million gain on the sale of certain assets in 2021 in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs. This gain is included in Other (income)/charges, net in the consolidated statement of income.
(3)Transaction-related costs, net include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the statement of income. Acquisition-related costs, net also include the impact for the step up to fair value of inventory acquired in certain acquisitions which are included in Cost of Sales, exclusive of depreciation and amortization in the consolidated statement of income.
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
(5)In 2021, the reserve for asbestos-related claims was reduced to reflect the Company’s current estimate of potential liability for these claims.
(6)Segment assets are the total assets used in the operation of each segment. Corporate assets principally include amounts recorded in Cash and cash equivalents, Deferred income taxes, and Property, plant and equipment, net on the consolidated balance sheet.
2022 PPG ANNUAL REPORT AND FORM 10-K 70

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
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption “Proposal 1: Election of Directors” in PPG’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (the “Proxy Statement”) which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is contained in the Proxy Statement under the captions “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Potential Payments upon Termination or Change in Control,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance – Human Capital Management and Compensation Committee Report to Shareholders” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is contained in the Proxy Statement under the captions “Beneficial Ownership” and “Equity Compensation Plan Information” and is incorporated herein by reference.
2022 PPG ANNUAL REPORT AND FORM 10-K 71

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
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K:
(a)(2)    Consolidated Financial Statement Schedule for the years ended December 31, 2022, 2021 and 2020.
The following Consolidated Financial Statement Schedule should be read in conjunction with the previously referenced financial statements:
Schedule II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts for the Years Ended December 31, 2022, 2021, and 2020

($ in millions)	Balance at Beginning of Year	Charged to Costs and Expenses(1)	Deductions(1, 2)	Balance at End of Year
2022	$31	$52	($52)	$31
2021	$44	$5	($18)	$31
2020	$22	$44	($22)	$44
(1)In the first quarter 2022, PPG recorded a bad debt reserve of $43 million associated with the adverse economic impacts of the Russian invasion of Ukraine. Subsequently, the Company released a portion of this previously established bad debt reserve due to the collection of certain trade receivables. In 2020, PPG recorded an allowance for doubtful accounts of $30 million related to the potential financial impacts of COVID-19. In 2021, PPG released a portion of the previously established reserve due to improvement in economic conditions in certain countries and a slower pattern of bankruptcies than expected.
(2)Notes and accounts receivable written off as uncollectible, net of recoveries, amounts attributable to divestitures and changes attributable to foreign currency translation.
All other schedules are omitted because they are not applicable.
2022 PPG ANNUAL REPORT AND FORM 10-K 72

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

	3.3	Amended and Restated Bylaws of PPG Industries, Inc., as amended on October 20, 2022, was filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2022.
	4	Indenture, dated as of March 18, 2008, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
	4.1	Supplemental Indenture, dated as of March 18, 2008, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
	4.2	Second Supplemental Indenture, dated as of November 12, 2010, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010.
	4.3	Third Supplemental Indenture, dated as of August 3, 2012, was filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 3, 2012.
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

	4.10
Eleventh Supplemental Indenture, dated as of May 25, 2022, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 25, 2022.

†	4.11	PPG Industries, Inc. Description of Securities.
*	10
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

2022 PPG ANNUAL REPORT AND FORM 10-K 73

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

*	10.13	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
*	10.14	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.15	Form of TSR Share Award Agreement, was filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.16	Form of Performance-Based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.17	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.18	Form of Time-Vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.19	Form of Time-Vested Restricted Stock Unit Award Agreement for Directors, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2022.
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

*	10.22	Letter Agreement with Amy R. Ericson was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018.
*	10.23
PPG Industries, Inc. Incentive Compensation Plan for Key Employees, as amended and restated on January 1, 2019 was filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018.

*	10.24	PPG Industries, Inc. Management Award Plan, as amended and restated on January 1, 2019 was filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018.
†*	10.25	Time-Vested Restricted Stock Unit Award Agreement for Michael H. McGarry.
†	13.1	Market Information, Dividends, Holders of Common Stock and Stock Performance Graph.
2022 PPG ANNUAL REPORT AND FORM 10-K 74

†	21	Subsidiaries of the Registrant.
†	23	Consent of PricewaterhouseCoopers LLP.
†	24	Powers of Attorney.
†	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	Inline XBRL Instance Document
**	101.SCH	Inline XBRL Taxonomy Extension Schema Document
**	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
**	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
**	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
**	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

†	Filed herewith.
††	Furnished herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

**
Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2022: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

Item 16. Form 10-K Summary
None.
2022 PPG ANNUAL REPORT AND FORM 10-K 75

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 16, 2023.

PPG INDUSTRIES, INC. (Registrant)

By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2023.

Signature	Capacity

/s/ Timothy M. Knavish	Director, President and Chief Executive Officer
Timothy M. Knavish

/s/ Vincent J. Morales	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Vincent J. Morales

/s/ Brian R. Williams	Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Brian R. Williams

S. F. Angel	Director
H. Grant	Director
M. L. Healey	Director
G. R. Heminger	Director
M. W. Lamach	Director	By:	/s/ Vincent J. Morales
K. A. Ligocki	Director		Vincent J. Morales, Attorney-in-Fact
M.H. McGarry	Executive Chairman and Director
M. T. Nally	Director
G. Novo	Director
M. H. Richenhagen	Director
C. R. Smith	Director

2022 PPG ANNUAL REPORT AND FORM 10-K 76