Form 10-Q
period 2023-03-31
PPG INDUSTRIES INC
filed 2023-04-21
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of March 31, 2023, 235,416,045 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended March 31
($ in millions, except per share amounts)	2023	2022
Net sales	$4,380	$4,308
Cost of sales, exclusive of depreciation and amortization	2,596	2,698
Selling, general and administrative	992	974
Depreciation	92	102
Amortization	41	43
Research and development, net	104	115
Interest expense	59	30
Interest income	(25)	(9)
Impairment and other related charges	—	290
Pension settlement charge	190	—
Other income, net	(22)	(13)
Income before income taxes	$353	$78
Income tax expense	80	55
Net income attributable to controlling and noncontrolling interests	$273	$23
Net income attributable to noncontrolling interests	(9)	(5)
Net income (attributable to PPG)	$264	$18

Earnings per common share (attributable to PPG)	$1.12	$0.08

Earnings per common share (attributable to PPG) - assuming dilution	$1.11	$0.08
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31
($ in millions)	2023	2022
Net income attributable to controlling and noncontrolling interests	$273	$23
Other comprehensive income, net of tax:
Defined benefit pension and other postretirement benefits	139	(4)
Unrealized foreign currency translation adjustments	264	37
Other comprehensive income, net of tax	$403	$33
Total comprehensive income	$676	$56
Less: amounts attributable to noncontrolling interests:
Net income	(9)	(5)
Unrealized foreign currency translation adjustments	(1)	3
Comprehensive income attributable to PPG	$666	$54
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,426	$1,099
Short-term investments	56	55
Receivables, net	3,595	3,303
Inventories	2,599	2,272
Other current assets	517	444
Total current assets	$8,193	$7,173
Property, plant and equipment (net of accumulated depreciation of $4,756 and $4,649)	3,355	3,328
Goodwill	6,163	6,078
Identifiable intangible assets, net	2,442	2,414
Deferred income taxes	259	95
Investments	255	244
Operating lease right-of-use assets	829	829
Other assets	603	583
Total	$22,099	$20,744
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,347	$4,087
Restructuring reserves	127	138
Short-term debt and current portion of long-term debt	209	313
Current portion of operating lease liabilities	185	183
Total current liabilities	$4,868	$4,721
Long-term debt	7,082	6,503
Operating lease liabilities	632	636
Accrued pensions	573	566
Other postretirement benefits	475	476
Deferred income taxes	571	501
Other liabilities	645	632
Total liabilities	$14,846	$14,035
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,150	1,130
Retained earnings	20,946	20,828
Treasury stock, at cost	(13,515)	(13,525)
Accumulated other comprehensive loss	(2,408)	(2,810)
Total PPG shareholders’ equity	$7,142	$6,592
Noncontrolling interests	111	117
Total shareholders’ equity	$7,253	$6,709
Total	$22,099	$20,744
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2023	$969	$1,130	$20,828	($13,525)	($2,810)	$6,592	$117	$6,709
Net income attributable to controlling and noncontrolling interests	—	—	264	—	—	264	9	273
Other comprehensive income, net of tax	—	—	—	—	402	402	1	403
Cash dividends	—	—	(146)	—	—	(146)	—	(146)
Issuance of treasury stock	—	21	—	10	—	31	—	31
Stock-based compensation activity	—	(1)	—	—	—	(1)	—	(1)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reductions in noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2023	$969	$1,150	$20,946	($13,515)	($2,408)	$7,142	$111	$7,253

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2022	$969	$1,081	$20,372	($13,386)	($2,750)	$6,286	$125	$6,411
Net income attributable to controlling and noncontrolling interests	—	—	18	—	—	18	5	23
Other comprehensive income/(loss), net of tax	—	—	—	—	36	36	(3)	33
Cash dividends	—	—	(139)	—	—	(139)	—	(139)
Issuance of treasury stock	—	24	—	5	—	29	—	29
Stock-based compensation activity	—	(12)	—	—	—	(12)	—	(12)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
March 31, 2022	$969	$1,093	$20,251	($13,381)	($2,714)	$6,218	$115	$6,333
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
($ in millions)	2023	2022
Operating activities:
Net income attributable to controlling and noncontrolling interests	$273	$23
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	133	145
Pension settlement charge	190	—
Impairment and other related charges	—	290
Stock-based compensation expense	17	6
Deferred income taxes	(131)	(36)
Cash used for restructuring actions	(16)	(32)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(277)	(530)
Inventories	(308)	(325)
Other current assets	(88)	(88)
Accounts payable and accrued liabilities	175	326
Taxes and interest payable	111	(54)
Noncurrent assets and liabilities, net	(39)	(30)
Other	45	1
Cash from/(used for) operating activities	$85	($304)
Investing activities:
Capital expenditures	($120)	($194)
Business acquisitions, net of cash balances acquired	—	(9)
Proceeds from the settlement of cross currency swap contracts	50	17
Other	6	3
Cash used for investing activities	($64)	($183)
Financing activities:
Net proceeds from commercial paper and short-term debt	$638	$586
Net change in borrowing with maturities of three months or less	190	2
Repayment of Term Loan Credit Agreement	(100)	—
Proceeds from the issuance of debt, net of discounts and fees	—	55
Repayment of long-term debt	(300)	—
Purchase of treasury stock	—	(40)
Dividends paid on PPG common stock	(146)	(139)
Other	(5)	(21)
Cash from financing activities	$277	$443
Effect of currency exchange rate changes on cash and cash equivalents	29	(1)
Net increase/(decrease) in cash and cash equivalents	$327	($45)
Cash and cash equivalents, beginning of period	1,099	1,005
Cash and cash equivalents, end of period	$1,426	$960

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$73	$52
Taxes paid, net of refunds	$107	$114

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$48	$31
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of March 31, 2023 and the results of its operations and cash flows for the three months ended March 31, 2023 and 2022. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2022 Annual Report on Form 10-K (the "2022 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three months ended March 31, 2023 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported Net income, total assets, cash flows or shareholders’ equity.
2.New Accounting Standards
Accounting Standards Adopted in 2023
Effective January 1, 2023, PPG adopted Accounting Standards Update ("ASU") No. 2022-04, “Liabilities - Supplier Finance Programs." This ASU is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs.
PPG has certain voluntary supply chain finance programs with financial intermediaries which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. PPG’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The range of payment terms PPG negotiates with suppliers are consistent, regardless of whether a supplier participates in a supply chain finance program. The total amount due to financial intermediaries to settle supplier invoices under supply chain finance programs was $199 million and $390 million as of March 31, 2023 and December 31, 2022, respectively. These amounts are included within Accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Recently Issued Accounting Standards
There were no accounting pronouncements promulgated prior to March 31, 2023 that are not effective until a future date which are expected to have a material impact on PPG's consolidated financial position, results of operations or cash flows.
3.     Inventories

($ in millions)	March 31, 2023	December 31, 2022
Finished products	$1,441	$1,209
Work in process	282	238
Raw materials	833	784
Supplies	43	41
Total Inventories	$2,599	$2,272
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 16% and 21% of total inventories at March 31, 2023 and December 31, 2022, respectively. If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been $281 million and $272 million higher as of March 31, 2023 and December 31, 2022, respectively.

4.    Goodwill and Other Identifiable Intangible Assets
The Company tests indefinite-lived intangible assets and goodwill for impairment by performing either a qualitative evaluation or a quantitative test at least annually, or more frequently if an indication of impairment arises. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit or asset is less than its carrying amount.
The Company did not identify an indication of goodwill impairment for any of its reporting units or an indication of impairment of any of its indefinite-lived intangible assets during the quarter ended March 31, 2023.
The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2023 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2023	$4,881	$1,197	$6,078
Acquisitions, including purchase accounting adjustments	—	10	10
Foreign currency impact	68	7	75
March 31, 2023	$4,949	$1,214	$6,163
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	March 31, 2023			December 31, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,387	$—	$1,387	$1,325	$—	$1,325
Definite-Lived Identifiable Intangible Assets
Acquired technology	$829	($647)	$182	$827	($636)	$191
Customer-related	1,874	(1,153)	721	1,855	(1,112)	743
Trade names	315	(165)	150	311	(158)	153
Other	50	(48)	2	50	(48)	2
Total Definite-Lived Intangible Assets	$3,068	($2,013)	$1,055	$3,043	($1,954)	$1,089
Total Identifiable Intangible Assets	$4,455	($2,013)	$2,442	$4,368	($1,954)	$2,414
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of March 31, 2023, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining nine months of 2023	$109
2024	$127
2025	$115
2026	$93
2027	$85
2028	$73
Thereafter	$453
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

In the third quarter 2022, the Company approved a business restructuring plan which included actions to reduce its global cost structure in response to current economic conditions, including softening demand in Europe and slower than expected demand recovery in China. The Company performed a comprehensive evaluation to identify opportunities to reduce costs and improve the profitability of the overall business portfolio. The program includes actions to right-size employee headcount, reductions in functional and administrative costs and other cost savings actions. The majority of these restructuring actions are expected to be completed by the end of 2023.
In the fourth quarter 2021, the Company approved business restructuring actions related to recent acquisitions targeting further consolidation of its manufacturing footprint and headcount reductions. The majority of these restructuring actions are expected to be completed by the end of 2023.
The following table summarizes restructuring reserve activity for the three months ended March 31, 2023 and 2022:

	Total Reserve
($ in millions)	2023	2022
January 1	$169	$231
Release of prior reserves and other adjustments(a)	(3)	—
Cash payments	(16)	(32)
Foreign currency impact	2	(5)
March 31	$152	$194
(a)Certain releases were recorded to reflect the current estimate of costs to complete planned business restructuring actions.
6.    Borrowings
In March 2023, PPG's $300 million 3.2% notes matured, and the Company repaid this obligation using cash on hand.
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
In March 2022, PPG privately placed a 15-year €50 million 1.95% fixed interest note. This note contains covenants materially consistent with the 1.875% notes discussed above. This debt arrangement is denominated in euros and has been designated as a net investment hedge of the Company's European operations. Refer to Note 12 "Financial Instruments, Hedging Activities and Fair Value Measurements" for additional information.
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In addition to the amounts borrowed to finance the acquisition of Tikkurila, the Term Loan Credit Agreement allowed the Company to make up to eleven additional borrowings prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In March 2023, PPG amended the Term Loan Credit Agreement to replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term Secured Overnight Financing Rate ("SOFR"). The other terms of the Term Loan Credit Agreement remain unchanged. In June 2021, PPG borrowed $700 million under the Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement. In 2022, PPG repaid $300 million of the Term Loan Credit Agreement using cash on hand. In the first quarter 2023, PPG repaid $100 million of the Term Loan Credit Agreement using cash on hand. Borrowings of $1.0 billion and $1.1 billion were outstanding under the Term Loan Credit Agreement as of March 31, 2023 and December 31, 2022, respectively.
In March 2023, PPG amended its five-year credit agreement (the “Credit Agreement”) dated as of August 30, 2019. The amendments to the Credit Agreement replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term SOFR. The other terms of the Credit Agreement remain unchanged. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of March 31, 2023 and December 31, 2022.
The Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of March 31, 2023, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and Term Loan Credit Agreement was 49%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were $638 million commercial paper borrowings outstanding as of March 31, 2023. There no commercial paper borrowings outstanding as of December 31, 2022.
As of March 31, 2023, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $223 million as of March 31, 2023.
Subsequent Event
On April 12, 2023, PPG entered into a €500 million Term Loan Credit Agreement (the "Term Loan"). The Term Loan provides the Company with the ability to increase the size of the loan by an amount not to exceed €250 million. The Term Loan contains covenants that are consistent with those in the Credit Agreement and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan also requires the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as each term is defined in the Term Loan, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. In April 2023, PPG borrowed €500 million under the Term Loan. The Term Loan terminates and all amounts outstanding are payable on April 10, 2026.
7.    Impairment and Other Related Charges
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
Subsequently, during 2022, the Company released a portion of the previously established reserves due to the collection of certain trade receivables and recorded recoveries due to the realization of certain previously written-down inventories, resulting in recognition of income of $63 million within Impairment and other related charges, net.
The Company continues to explore various options to exit Russia, including a possible sale of its Russian business or controlled withdrawal from the Russia market.
During both the three months ended March 31, 2023 and the twelve months ended December 31, 2022, net sales in Russia represented approximately 1% of PPG net sales.
8.    Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31
(number of shares in millions)	2023	2022
Weighted average common shares outstanding	235.8	236.6
Effect of dilutive securities:
Stock options	0.5	0.9
Other stock compensation plans	0.6	0.7
Potentially dilutive common shares	1.1	1.6
Adjusted weighted average common shares outstanding	236.9	238.2

Dividends per common share	$0.62	$0.59
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 1.2 million and 0.5 million outstanding stock options for the three months ended March 31, 2023 and 2022, respectively.
9.    Income Taxes

	Three Months Ended March 31
	2023	2022
Effective tax rate on pretax income	22.7%	70.5%
The effective tax rate of 70.5% for the three months ended March 31, 2022 reflected a tax benefit of $27 million on the $290 million Impairment and other related charges associated with PPG's operations in Russia.
Income tax expense for the three months ended March 31, 2023 and 2022 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2023 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2023 could be different from the forecasted amount used to estimate Income tax expense for the three months ended March 31, 2023.

10.    Pensions and Other Postretirement Benefits
U.S. Pension Annuity Contracts
In March 2023, the Company purchased group annuity contracts that transferred to third-party insurance companies pension benefit obligations for certain of the Company’s retirees in the U.S. who were receiving their monthly retirement benefit payments from the U.S. pension plan. The amount of each affected retiree’s annuity payment is equal to the amount of such individual’s pension benefit. The purchase of group annuity contracts was funded directly by the assets of the U.S. plans. By transferring the obligations and assets to the insurance companies, the Company reduced its overall pension projected benefit obligation by $309 million and recognized a non-cash Pension settlement charge of $190 million.
The service cost component of net periodic pension and other postretirement benefit cost/(income) is included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative, and Research and development, net in the accompanying condensed consolidated statement of income. Except for the Pension settlement charge in the quarter ended March 31, 2023, all other components of net periodic benefit cost are recorded in Other income, net in the accompanying condensed consolidated statement of income.
Net periodic pension benefit cost/(income) and other postretirement benefit cost for the three months ended March 31, 2023 and 2022 was as follows:

	Pension		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
($ in millions)	2023	2022	2023	2022
Service cost	$2	$2	$1	$3
Interest cost	31	19	7	4
Expected return on plan assets	(31)	(36)	—	—
Amortization of actuarial losses	7	8	—	4
Amortization of prior service credit	—	—	(2)	(3)
Settlement	190	—	—	—
Net periodic benefit cost/(income)	$199	($7)	$6	$8
Net periodic pension cost was higher for the three months ended March 31, 2023 compared to 2022, primarily due the Pension settlement charge recognized in the first quarter 2023 and higher interest cost driven by an increase in discount rates. In addition, declines in the market value of pension investments during 2022 resulted in a lower asset base to generate returns on plan assets in 2023.
PPG expects 2023 full year net periodic pension expense, excluding the impact of pension settlement charges, of approximately $30 million and net periodic other postretirement expense of approximately $25 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended March 31
($ in millions)	2023	2022
Non-U.S. defined benefit pension mandatory contributions	$1	$1
PPG expects to make contributions to its defined benefit pension plans in the range of $5 million to $10 million during the remaining nine months of 2023. PPG may make voluntary contributions to its defined benefit pension plans in 2023 and beyond.

11.    Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (a)	Pension and Other Postretirement Benefit Adjustments, net of tax (b)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2022	($1,988)	($763)	$1	($2,750)
Current year deferrals to AOCL	30	(11)	—	19
Reclassifications from AOCL to net income	10	7	—	17
March 31, 2022	($1,948)	($767)	$1	($2,714)

January 1, 2023	($2,254)	($557)	$1	($2,810)
Current year deferrals to AOCL	262	(9)	—	253
Reclassifications from AOCL to net income	1	148	—	149
March 31, 2023	($1,991)	($418)	$1	($2,408)
(a)The tax cost related to unrealized foreign currency translation adjustments on net investment hedges was $64 million and $11 million as of March 31, 2023 and 2022, respectively.
(b)The tax (benefit)/cost related to the adjustment for pension and other postretirement benefits was $(46) million and $2 million for the three months ended March 31, 2023 and 2022, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit cost (See Note 10, "Pensions and Other Postretirement Benefits").
12.    Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at March 31, 2023 and December 31, 2022, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three months ended March 31, 2023 and 2022.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three months ended March 31, 2023 and 2022, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the three months ended March 31, 2023 and 2022 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $375 million and $525 million of fixed rate debt to variable rate debt as of March 31, 2023 and December 31, 2022, respectively. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps was a liability of $13 million and $20 million at March 31, 2023 and December 31, 2022, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at March 31, 2023 and December 31, 2022.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $475 million and $775 million as of March 31, 2023 and December 31, 2022, respectively, and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. As of March 31, 2023 and December 31, 2022, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $46 million and $88 million, respectively.
As of both March 31, 2023 and December 31, 2022, PPG had designated €2.5 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments were $2.7 billion and $2.6 billion as of March 31, 2023 and December 31, 2022, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other income, net in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $2.0 billion and $1.8 billion at March 31, 2023 and December 31, 2022, respectively. The fair values of these contracts was a net asset of $51 million and $24 million as of March 31, 2023 and December 31, 2022, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
The following table summarizes the amount of gains deferred in Other comprehensive income ("OCI") and the amount and location of gains recognized within the condensed consolidated statement of income related to derivative and debt financial instruments for the three months ended March 31, 2023 and 2022. All amounts are shown on a pretax basis.

	March 31, 2023		March 31, 2022		Caption In Condensed Consolidated Statement of Income
($ in millions)	Loss Deferred in OCI	Gain/(Loss) Recognized	Gain Deferred in OCI	Gain Recognized
Economic
Foreign currency forward contracts	$—	$13	$—	$12	Other income, net
Fair Value
Interest rate swaps	—	(2)	—	3	Interest expense
Total forward contracts and interest rate swaps	$—	$11	$—	$15
Net Investment
Cross currency swaps	($3)	$5	$5	$3	Interest expense
Foreign denominated debt	(33)	—	43	—
Total Net Investment	($36)	$5	$48	$3

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of March 31, 2023 and December 31, 2022, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2022 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities recorded in its condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 that were measured using Level 3 inputs.
Assets and liabilities reported at fair value on a recurring basis

	March 31, 2023			December 31, 2022
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$9	$—	$—	$9	$—	$—
Foreign currency forward contracts (a)	—	53	—	—	27	—
Cross currency swaps (b)	—	—	—	—	39	—
Investments:
Marketable equity securities	$65	$—	$—	$61	$—	$—
Other assets:
Cross currency swaps (b)	$—	$46	$—	$—	$49	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$2	$—	$—	$3	$—
Interest rate swaps (c)	—	—	—	—	1	—
Other liabilities:
Interest rate swaps (c)	$—	$13	$—	$—	$19	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	March 31, 2023 (a)	December 31, 2022 (b)
Long-term debt - carrying value	$7,075	$6,796
Long-term debt - fair value	$6,738	$6,375
(a)Excludes finance lease obligations of $10 million and short-term borrowings of $206 million as of March 31, 2023.
(b)Excludes finance lease obligations of $10 million and short-term borrowings of $10 million as of December 31, 2022.
The fair values of the debt instruments were measured using Level 2 inputs, including discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities.

13.    Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return ("TSR"). All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016.
Stock-based compensation expense and the associated income tax benefit recognized during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31
($ in millions)	2023	2022
Stock-based compensation expense	$17	$6
Income tax benefit recognized	$4	$1
Grants of stock-based compensation during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31
	2023		2022
	Shares	Fair Value	Shares	Fair Value
Stock options	410,001	$38.55	487,277	$36.52
Restricted stock units	248,949	$124.44	189,411	$143.92
Contingent shares (a)	52,389	$129.03	57,134	$151.87
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock options granted during the three months ended March 31, 2023 was calculated with the following weighted average assumptions:

Weighted average exercise price	$130.08
Risk-free interest rate	3.9%
Expected life of option in years	6.5
Expected dividend yield	1.7%
Expected volatility	27.8%
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
Time-based RSUs generally vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for adjusted earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets.
The amount paid upon vesting of performance-based RSUs may range from 0% to 200% of the original grant, based upon the level of adjusted earnings per share growth achieved and frequency with which the annual cash flow return on capital performance target is met over the three calendar year periods comprising the vesting period. Performance against the earnings per share growth and the cash flow return on capital target is calculated annually, and the annual payout for each goal is weighted equally over the three-year period.

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG's TSR over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s stock performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the TSR of the S&P 500 Index for the three-year period following the date of grant. This comparison group represents the entire S&P 500 Index as it existed at the beginning of the performance period, excluding any companies that were removed from the index because they ceased to be publicly traded. The payment of awards following the three-year award period is based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 200% of the initial grant. A payout of 100% is earned if target performance is achieved. Contingent share awards earn dividend equivalents for the award period, which are paid to participants or credited to the participants’ deferred compensation plan accounts with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards are classified as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of TSR) remeasured in each reporting period until settlement of the awards.
14.    Commitments and Contingent Liabilities
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, antitrust, employment and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury, property damage and certain other claims, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers may contest coverage with respect to some of the claims in the future. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
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
Asbestos Matters
As of March 31, 2023, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries (“Products Claims”);
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”); and
•asbestos-related claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”).
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required. Additionally, as a supplement to its periodic monitoring and review, the Company conducts discussions with counsel and engages valuation consultants to analyze its claims history and estimate the amount of the Company’s potential liability for asbestos-related claims. As of both March 31, 2023 and December 31, 2022, the Company's asbestos-related reserves totaled $51 million.
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
As remediation at certain environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to adjust the reserves for these sites. In 2023 and 2022, certain charges have been recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are expensed as incurred.
As of March 31, 2023 and December 31, 2022, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	March 31, 2023	December 31, 2022
New Jersey Chrome	$53	$58
Glass and chemical	58	60
Other	100	99
Total	$211	$217
Current portion	$50	$50
Pretax charges against income for environmental remediation costs are included in Other income, net in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31
($ in millions)	2023	2022
Environmental remediation pretax charges	$3	$6
Cash outlays for environmental remediation activities	$9	$23
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
PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils, percentage of hazardous versus non-

hazardous soils, daily soil excavation rates, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. As of March 31, 2023 and December 31, 2022, PPG's reserve for remediation of all New Jersey Chrome sites was $53 million and $58 million, respectively. The major cost components of this liability are related to excavation of impacted soil, as well as groundwater remediation. These components each account for approximately 65% and 10% of the amount accrued at March 31, 2023, respectively.
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

The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three months ended March 31, 2023 and 2022, service revenue constituted less than 5% of total revenue.
Net sales by segment and region for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31
($ in millions)	2023	2022
Performance Coatings
United States and Canada	$1,123	$1,063
Europe, Middle East and Africa ("EMEA")	900	949
Asia Pacific	256	274
Latin America	349	284
Total	$2,628	$2,570
Industrial Coatings
United States and Canada	$653	$652
EMEA	528	504
Asia Pacific	391	423
Latin America	180	159
Total	$1,752	$1,738
Total Net Sales
United States and Canada	$1,776	$1,715
EMEA	1,428	1,453
Asia Pacific	647	697
Latin America	529	443
Total PPG	$4,380	$4,308
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
The following table summarizes the activity for the allowance for doubtful accounts for the three months ended March 31, 2023 and 2022:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2023	2022
January 1	$31	$31
Bad debt expense	3	43
Recoveries of previously reserved trade receivables	(3)	(6)
Other	(1)	—
March 31	$30	$68
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
Reportable business segment net sales and segment income for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31
($ in millions)	2023	2022
Net sales:
Performance Coatings	$2,628	$2,570
Industrial Coatings	1,752	1,738
Total	$4,380	$4,308
Segment income:
Performance Coatings	$395	$319
Industrial Coatings	240	140
Total	$635	$459
Corporate	(67)	(52)
Interest expense, net of interest income	(34)	(21)
Pension settlement charge (a)	(190)	—
Insurance recovery of expenses incurred due to a natural disaster (b)	9	—
Impairment and other related charges (c)	—	(290)
Business restructuring-related costs, net (d)	—	(14)
Acquisition-related costs (e)	—	(4)
Income before income taxes	$353	$78
(a)In the first quarter 2023, PPG purchased group annuity contracts that transferred pension benefit obligations for certain of the company’s retirees in the U.S. to third-party insurance companies, resulting in a non-cash pension settlement charge.
(b)The company incurred expenses due to damages at a southern U.S. factory resulting from a hurricane in 2020. In the first quarter 2023, the company received reimbursement under its insurance policies related to the damages incurred at this factory due to this hurricane.
(c)In the first quarter 2022, the Company recorded impairment and other related charges due to the wind down of the company’s operations in Russia.
(d)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.
(e)Acquisition-related costs include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the condensed consolidated statement of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the condensed consolidated financial statements in Part I, Item 1, “Financial Statements,” of this report and in conjunction with the 2022 Form 10-K.
Highlights
Net sales were approximately $4.4 billion for the three months ended March 31, 2023, an increase of 1.7% compared to the prior year, driven by higher selling prices. The Company increased net sales despite lower absolute levels of demand in Europe due to geopolitical issues, slower manufacturing recovery in China and lower do-it-yourself paint demand in most regions.
Income before income taxes was $353 million for the three months ended March 31, 2023, an increase of $275 million compared to the prior year. This increase was primarily due to selling price increases and the absence of $290 million of Impairment and other related charges recorded in the first quarter 2022, partially offset by lower sales volumes and a $190 million Pension settlement charge in the first quarter 2023.
Results of Operations

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2023	2022	2023 vs. 2022
Net sales	$4,380	$4,308	1.7%
Cost of sales, exclusive of depreciation and amortization	2,596	2,698	(3.8)%
Selling, general and administrative	992	974	1.8%
Depreciation	92	102	(9.8)%
Amortization	41	43	(4.7)%
Research and development, net	104	115	(9.6)%
Interest expense	59	30	96.7%
Interest income	(25)	(9)	177.8%
Impairment and other related charges	—	290	(100.0)%
Pension settlement charge	190	—	100.0%
Other income, net	(22)	(13)	69.2%
Net Sales by Region

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2023	2022	2023 vs. 2022
United States and Canada	$1,776	$1,715	3.6%
Europe, Middle East and Africa ("EMEA")	1,428	1,453	(1.7)%
Asia Pacific	647	697	(7.2)%
Latin America	529	443	19.4%
Total	$4,380	$4,308	1.7%
Three Months Ended March 31, 2023
Net sales increased $72 million due to the following:
● Higher selling prices (+8%)
Partially offset by:
● Lower sales volumes (-3%)
● Unfavorable foreign currency translation (-2%)
● Divestiture-related sales and wind down of Russia operations (-1%)

For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.

Cost of sales, exclusive of depreciation and amortization, decreased $102 million primarily due to lower sales volumes and favorable foreign currency translation impacts.
Selling, general and administrative expense increased $18 million primarily due to wage and other cost inflation, partially offset by favorable currency translation impacts and savings from previously approved restructuring actions.
Interest expense increased $29 million primarily due to the unfavorable impact of higher interest rates on PPG’s variable rate debt obligations. Interest income increased $16 million primarily due to higher interest rates.
Impairment and other related charges of $290 million were recorded during the three months ended March 31, 2022 associated with the wind down of the Company's operations in Russia. Refer to Note 7, "Impairment and Other Related Charges" in Part I, Item 1 of this Form 10-Q for additional information. There were no impairment charges recorded during the first quarter 2023.
A pension settlement charge of $190 million was recorded in the first quarter 2023 associated with the Company's purchase of group annuity contracts that transferred pension benefit obligations for certain of the company’s retirees in the U.S. to third-party insurance companies. Refer to Note 10, "Pensions and Other Postretirement Benefits" in Part I, Item 1 of this Form 10-Q for additional information.
Effective Tax Rate and Earnings Per Diluted Share

	Three Months Ended March 31		Percent Change
($ in millions, except percentages and amounts per share)	2023	2022	2023 vs. 2022
Income tax expense	$80	$55	45.5%
Effective tax rate	22.7%	70.5%	(47.8)%
Adjusted effective tax rate, continuing operations*	23.3%	22.6%	0.7%

Earnings per diluted share, continuing operations	$1.11	$0.08	1,287.5%
Adjusted earnings per diluted share*	$1.82	$1.37	32.8%
*See Regulation G Reconciliation below
The effective tax rate of 70.5% for the three months ended March 31, 2022 reflected a tax benefit of $27 million on the $290 million Impairment and other related charges associated with PPG's operations in Russia.
Adjusted earnings per diluted share for the three months ended March 31, 2023 increased year-over-year primarily due to increased selling prices partially offset by lower sales volumes.
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

	Three Months Ended March 31, 2023
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$353	$80	22.7%	$264	$1.11
Adjusted for:
Pension settlement charge (b)	190	46	24.3%	144	0.61
Acquisition-related amortization expense	41	10	24.5%	31	0.13
Insurance recovery of expenses incurred due to a natural disaster (c)	(9)	(2)	24.3%	(7)	(0.03)
Adjusted, continuing operations, excluding certain items	$575	$134	23.3%	$432	$1.82

	Three Months Ended March 31, 2022
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$78	$55	70.5%	$18	$0.08
Adjusted for:
Impairment and other related charges (d)	290	27	9.3%	263	1.10
Acquisition-related amortization expense	43	10	24.8%	33	0.14
Business restructuring-related costs, net (e)	14	4	25.8%	10	0.04
Acquisition-related costs (f)	4	1	24.0%	3	0.01
Adjusted, continuing operations, excluding certain items	$429	$97	22.6%	$327	$1.37
(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)In the first quarter 2023, PPG purchased group annuity contracts that transferred pension benefit obligations for certain of the company’s retirees in the U.S. to third-party insurance companies, resulting in a non-cash pension settlement charge.
(c)The company incurred expenses due to damages at a southern U.S. factory resulting from a hurricane in 2020. In the first quarter 2023, the company received reimbursement under its insurance policies related to the damages incurred at this factory due to this hurricane.
(d)In the first quarter 2022, the Company recorded impairment and other related charges due to the wind down of the company’s operations in Russia.
(e)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.
(f)Acquisition-related costs include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the condensed consolidated statement of income.

Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except percentages)	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$2,628	$2,570	$58	2.3%
Segment income	$395	$319	$76	23.8%
Amortization expense	$30	$32	($2)	(6.3)%
Segment income, excluding amortization expense	$425	$351	$74	21.1%
Three Months Ended March 31, 2023
Performance Coatings net sales increased due to the following:
● Higher selling prices (+9%)
Partially offset by:
● Lower sales volumes (-3%)
● Unfavorable foreign currency translation (-2%)
● Divestiture-related sales and wind down of Russia operations (-2%)
Architectural coatings – EMEA net sales, excluding the impact of currency, acquisitions, divestitures and the wind down of Russia operations ("organic sales") were flat year over year as selling price increases were offset by lower sales volumes. Demand for architectural products in many countries decreased year over year primarily stemming from lower consumer confidence due to continued geopolitical issues in Europe.
Architectural coatings - Americas and Asia Pacific organic sales increased by a high single-digit percentage. Sales volumes in the U.S. and Canada were favorably impacted by continued strength in professional demand and new business wins, which more than offset the impact of weakened demand in the construction market. In Mexico, PPG Comex architectural coatings organic sales increased compared to the prior year as concessionaire network demand continued to be strong and further selling price increases were implemented.
Automotive refinish coatings organic sales were flat year over year as selling price increases were offset by lower sales volumes, which were negatively impacted by customer order patterns in the U.S. and continued distributor destocking in certain countries in Europe. Demand at U.S. collision body shops remained strong.
Aerospace coatings sales volumes increased by a high-teen percentage as demand was strong in all regions. Sales also increased due to the benefit of higher selling prices.
Protective and marine coatings organic sales were higher by a mid-single-digit percentage primarily due to selling price increases and strong demand in the U.S. and Latin America. Sales volumes were negatively impacted by COVID-19 restrictions in China.
Traffic solutions organic sales decreased by a high single-digit percentage due to lower sales volumes driven by unfavorable weather and customer order patterns.
Segment income increased $76 million year over year primarily due to higher selling prices, which more than offset aggregate cost inflation and lower sales volumes.
Looking Ahead
In the second quarter, demand conditions in Europe are expected to stabilize at lower levels than before the war in Ukraine, and economic activity in China is expected to continue to improve, albeit at a modest pace through the rest of 2023. Raw material and transportation availability are returning to pre-pandemic levels. Aggregate sales volumes are anticipated to be in the range of flat to up by a low single-digit percentage compared to the second quarter 2022. Second quarter divestiture-related sales and sales related to the Russia business, which the company is in the process of winding down, are estimated to reduce sales by about $20 million. The Company will continue to focus on executing against various existing cost-savings initiatives.

Industrial Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except percentages)	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$1,752	$1,738	$14	0.8%
Segment income	$240	$140	$100	71.4%
Amortization expense	$11	$11	$—	—%
Segment income, excluding amortization expense	$251	$151	$100	66.2%
Three Months Ended March 31, 2023
Industrial Coatings segment net sales increased due to the following:
● Higher selling prices (+7%)
● Acquisition-related sales (+1%)
Partially offset by:
● Lower sales volumes (-3%)
● Unfavorable foreign currency translation (-3%)
● Divestiture-related sales and wind down of Russia operations (-1%)
Automotive OEM coatings organic sales increased by nearly 10% year over year driven by higher selling prices in all regions and strong sales volume growth in Europe.
In the industrial coatings business, organic sales decreased by a low single-digit percentage year over year as higher selling prices were more than offset by lower sales volumes in Europe and China due to softer general industrial production. Sales volumes in the U.S. were impacted by lower demand in the coil, extrusion and appliances subsegments.
Packaging coatings organic sales increased by a low single-digit percentage primarily due to selling price increases in most regions, partially offset by lower sales volumes in all regions. Sales volumes in the U.S. were negatively impacted by lower demand in the metal packaged food subsegment.
Segment income increased $100 million year over year primarily due to higher selling prices which more than offset lower sales volumes.
Looking Ahead
In the second quarter, global industrial production is expected to remain at lower levels. In China, manufacturing activity is expected to modestly improve on a sequential basis. Aggregate sales volumes are anticipated to decrease by a low single-digit percentage compared to the second quarter 2022. While sales volumes in automotive OEM coatings are expected to be higher than the prior year quarter, sales volumes are expected to be lower compared to the prior year in the industrial coatings, packaging coatings, and specialty coatings and materials businesses. Positive selling price increases are expected to continue; although, some of the strong selling prices realized in 2022 will begin to reach their anniversary in the second quarter. Year-over-year segment margins are expected to continue to improve on a sequential basis in the second quarter 2023. The Company will continue to focus on executing against various existing cost-savings initiatives.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.5 billion and $1.2 billion at March 31, 2023 and December 31, 2022, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's access to capital markets will be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and PPG's contractual obligations.
Cash from/(used for) operating activities
Cash from operating activities for the three months ended March 31, 2023 was $85 million. Cash used for operating activities for the three months ended March 31, 2022 was $304 million. The $389 million increase was primarily due to higher net income driven by better price realization and favorable changes in working capital in the first quarter 2023 compared to the prior year.
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

($ in millions, except percentages)	March 31, 2023	December 31, 2022	March 31, 2022
Trade receivables, net	$3,142	$2,824	$3,090
Inventories, FIFO	2,880	2,544	2,645
Trade creditors’ liabilities	2,805	2,538	2,978
Operating working capital	$3,217	$2,830	$2,757
Operating working capital as a % of Sales	18.4%	16.9%	16.0%
Days sales outstanding	58	56	59
Environmental

	Three Months Ended March 31
($ in millions)	2023	2022
Cash outlays for environmental remediation activities	$9	$23

($ in millions)	Remainder of 2023	Annually 2024 - 2027
Projected future cash outlays for environmental remediation activities	$30 - $50	$20 - $75
Cash used for investing activities
Cash used for investing activities for the three months ended March 31, 2023 and 2022 was $64 million and $183 million, respectively. The $119 million decrease in cash used for investing activities was primarily due to lower capital expenditures compared to the prior year.
Total capital spending is expected to be in the range of $500 million to $550 million in 2023 in support of future organic growth opportunities.
Cash from financing activities
Cash from financing activities for the three months ended March 31, 2023 and 2022 was $277 million and $443 million, respectively. The $166 million decrease was primarily due to repayments of long-term debt and the Term Loan Credit Agreement in the first quarter 2023, partially offset by increased borrowings with maturities of three months or less.
Debt Issued and Repaid
In March 2023, PPG's $300 million 3.2% notes matured, and the Company repaid this obligation using cash on hand. In addition, in the first quarter 2023, PPG repaid $100 million of the Term Loan Credit Agreement using cash on hand. Refer to Note 6, “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.
In March 2022, PPG privately placed a 15-year €50 million 1.95% fixed interest note. Refer to Note 6, “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.
In April 2023, PPG entered into a €500 million Term Loan Credit Agreement. Refer to Note 6, “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.

Credit Agreements
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In addition to the amounts borrowed to finance the acquisition of Tikkurila, the Term Loan Credit Agreement allowed the Company to make up to eleven additional borrowings prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In March 2023, PPG amended the Term Loan Credit Agreement to replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term Secured Overnight Financing Rate ("SOFR"). The other terms of the Term Loan Credit Agreement remain unchanged.
In March 2023, PPG amended its five-year credit agreement (the “Credit Agreement”) dated as of August 30, 2019. The amendments to the Credit Agreement replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term SOFR. The other terms of the Credit Agreement remain unchanged. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the credit agreement as of March 31, 2023 and December 31, 2022.
The Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of March 31, 2023, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and Term Loan Credit Agreement was 49%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were $638 million commercial paper borrowings outstanding as of March 31, 2023. There no commercial paper borrowings outstanding as of December 31, 2022.
Other Liquidity Information
Restructuring
Aggregate restructuring savings, including the impact of acquisition synergies, were approximately $15 million in the first quarter 2023. Total restructuring savings are expected to be at least $60 million in 2023. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 5, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to these actions of approximately $100 million in 2023.
Currency
Comparing spot exchange rates at December 31, 2022 and at March 31, 2023, the U.S. dollar weakened against the currencies of many countries within the regions PPG operates, most notably the Mexican peso, the euro and the British pound. As a result, consolidated net assets at March 31, 2023 increased by $263 million compared to December 31, 2022.
Comparing average exchange rates during the first three months of 2023 to those of the first three months of 2022, the U.S. dollar strengthened against the currencies of many countries where PPG operates, including many of the countries in the EMEA region. This had an unfavorable impact on Income before income taxes for the three months ended March 31, 2023 of $7 million from the translation of these foreign earnings into U.S. dollars.

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
For a comprehensive discussion of the Company’s critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K. There were no material changes in the Company’s critical accounting estimates from the 2022 Form 10-K.
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
Consequently, while the list of factors presented here and in the 2022 Form 10-K under Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or income, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1A of the 2022 Form 10-K and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. Certain foreign currency forward contracts outstanding during 2022 and 2021 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts was a net asset of $51 million and $24 million as of March 31, 2023 and December 31, 2022, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $315 million for the three months ended March 31, 2023 and $304 million for the year ended December 31, 2022.
PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $475 million and $775 million as of March 31, 2023 and December 31, 2022, respectively. The fair value of these contracts were net assets of $46 million and $88 million as of March 31, 2023 and December 31, 2022, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $50 million and $73 million at March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, PPG had non-U.S. dollar denominated borrowings outstanding of $2.8 billion and $2.6 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $318 million at March 31, 2023 and $293 million at December 31, 2022.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $375 million and $525 million of fixed rate debt to variable rate debt as of March 31, 2023 and December 31, 2022, respectively. The fair values of these contracts was a liability of $13 million and $20 million as of March 31, 2023 and December 31, 2022, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased interest expense by $6 million and $7 million for the periods ended March 31, 2023 and December 31, 2022, respectively. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $8 million and by $4 million for the periods ended March 31, 2023 and December 31, 2022, respectively. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $112 million and $116 million at March 31, 2023 and December 31, 2022, respectively; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2022 to March 31, 2023. Refer to Note 12, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
No shares were repurchased in the three months ended March 31, 2023 under the current $2.5 billion share repurchase program approved in December 2017. The maximum number of shares that may yet be purchased under this program is 8,311,890 shares as of March 31, 2023. This repurchase program has no expiration date.

Item 6. Exhibits
See the Index to Exhibits on page 33.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

10.1
Amendment No. 1, dated as of March 23, 2023, to Five Year Credit Agreement, dated as of August 30, 2019, among PPG Industries, Inc.; the several banks and financial institutions party thereto; JPMorgan Chase Bank, N.A., as administrative agent; BNP Paribas, Citibank, N.A., MUFG Bank, Ltd. and PNC Bank, National Association, as co-syndication agents; and J.P. Morgan Chase Bank, N.A., BNP Paribas Securities Corp., Citibank, N.A., MUFG Bank, Ltd. and PNC Capital Markets LLC, as co-lead arrangers and co-bookrunners was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2023.

10.2
Amendment No. 1, dated as of March 23, 2023, to Term Loan Credit Agreement, dated as of February 19, 2021, among PPG Industries, Inc., the lenders parties thereto, BNP Paribas, as administrative agent, PNC Bank, National Association, as syndication agent and BNP Paribas Securities Corp. and PNC Capital Markets LLC, as co-lead arrangers and co-bookrunners was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 27, 2023.

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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheet at March 31, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and 2022, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 21, 2023	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)