Form 10-Q
period 2023-09-30
PPG INDUSTRIES INC
filed 2023-10-19
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of September 30, 2023, 235.8 million shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions, except per share amounts)	2023	2022	2023	2022
Net sales	$4,644	$4,468	$13,896	$13,467
Cost of sales, exclusive of depreciation and amortization	2,752	2,821	8,214	8,473
Selling, general and administrative	1,047	931	3,108	2,887
Depreciation	102	95	287	296
Amortization	40	40	121	125
Research and development, net	108	110	322	340
Interest expense	64	46	190	114
Interest income	(39)	(14)	(96)	(34)
Impairment and other related charges, net	—	—	—	230
Pension settlement charge	—	—	190	—
Other charges/(income), net	13	21	4	(26)
Income before income taxes	$557	$418	$1,556	$1,062
Income tax expense	121	79	350	252
Income from continuing operations	$436	$339	$1,206	$810
Loss from discontinued operations, net of tax	—	—	—	(2)
Net income attributable to controlling and noncontrolling interests	$436	$339	$1,206	$808
Net income attributable to noncontrolling interests	(10)	(10)	(26)	(20)
Net income (attributable to PPG)	$426	$329	$1,180	$788
Amounts attributable to PPG:
Income from continuing operations, net of tax	$426	$329	$1,180	$790
Loss from discontinued operations, net of tax	—	—	—	(2)
Net income (attributable to PPG)	$426	$329	$1,180	$788

Earnings per common share:
Income from continuing operations, net of tax	$1.80	$1.40	$5.00	$3.34
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Earnings per common share (attributable to PPG)	$1.80	$1.40	$5.00	$3.33

Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.79	$1.39	$4.97	$3.33
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Earnings per common share (attributable to PPG) - assuming dilution	$1.79	$1.39	$4.97	$3.32
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Net income attributable to controlling and noncontrolling interests	$436	$339	$1,206	$808
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefits	(1)	2	138	11
Unrealized foreign currency translation adjustments	(174)	(353)	199	(543)
Other comprehensive (loss)/income, net of tax	($175)	($351)	$337	($532)
Total comprehensive income/(loss)	$261	($12)	$1,543	$276
Less: amounts attributable to noncontrolling interests:
Net income	(10)	(10)	(26)	(20)
Unrealized foreign currency translation adjustments	2	7	1	16
Comprehensive income/(loss) attributable to PPG	$253	($15)	$1,518	$272
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,218	$1,099
Short-term investments	64	55
Receivables, net	3,612	3,303
Inventories	2,217	2,272
Other current assets	441	444
Total current assets	$7,552	$7,173
Property, plant and equipment (net of accumulated depreciation of $4,815 and $4,649)	3,406	3,328
Goodwill	6,181	6,078
Identifiable intangible assets, net	2,416	2,414
Deferred income taxes	229	95
Investments	264	244
Operating lease right-of-use assets	825	829
Other assets	628	583
Total	$21,501	$20,744
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,210	$4,087
Restructuring reserves	95	138
Short-term debt and current portion of long-term debt	606	313
Current portion of operating lease liabilities	189	183
Total current liabilities	$5,100	$4,721
Long-term debt	5,596	6,503
Operating lease liabilities	622	636
Accrued pensions	564	566
Other postretirement benefits	466	476
Deferred income taxes	566	501
Other liabilities	652	632
Total liabilities	$13,566	$14,035
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,193	1,130
Retained earnings	21,563	20,828
Treasury stock, at cost	(13,502)	(13,525)
Accumulated other comprehensive loss	(2,472)	(2,810)
Total PPG shareholders’ equity	$7,751	$6,592
Noncontrolling interests	184	117
Total shareholders’ equity	$7,935	$6,709
Total	$21,501	$20,744
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2023	$969	$1,130	$20,828	($13,525)	($2,810)	$6,592	$117	$6,709
Net income attributable to controlling and noncontrolling interests	—	—	264	—	—	264	9	273
Other comprehensive income, net of tax	—	—	—	—	402	402	1	403
Cash dividends	—	—	(146)	—	—	(146)	—	(146)
Issuance of treasury stock	—	21	—	10	—	31	—	31
Stock-based compensation activity	—	(1)	—	—	—	(1)	—	(1)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reductions in noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2023	$969	$1,150	$20,946	($13,515)	($2,408)	$7,142	$111	$7,253
Net income attributable to the controlling and noncontrolling interests	—	—	490	—	—	490	7	497
Other comprehensive income, net of tax	—	—	—	—	109	109	—	109
Cash dividends	—	—	(146)	—	—	(146)	—	(146)
Issuance of treasury stock	—	7	—	3	—	10	—	10
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Acquisition of noncontrolling interests	—	—	—	—	—	—	70	70
June 30, 2023	$969	$1,166	$21,290	($13,512)	($2,299)	$7,614	$178	$7,792
Net income attributable to the controlling and noncontrolling interests	—	—	426	—	—	426	10	436
Other comprehensive loss, net of tax	—	—	—	—	(173)	(173)	(2)	(175)
Cash dividends	—	—	(153)	—	—	(153)	—	(153)
Issuance of treasury stock	—	18	—	10	—	28	—	28
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
September 30, 2023	$969	$1,193	$21,563	($13,502)	($2,472)	$7,751	$184	$7,935

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2022	$969	$1,081	$20,372	($13,386)	($2,750)	$6,286	$125	$6,411
Net income attributable to controlling and noncontrolling interests	—	—	18	—	—	18	5	23
Other comprehensive income/(loss), net of tax	—	—	—	—	36	36	(3)	33
Cash dividends	—	—	(139)	—	—	(139)	—	(139)
Issuance of treasury stock	—	24	—	5	—	29	—	29
Stock-based compensation activity	—	(12)	—	—	—	(12)	—	(12)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
March 31, 2022	$969	$1,093	$20,251	($13,381)	($2,714)	$6,218	$115	$6,333
Net income attributable to the controlling and noncontrolling interests	—	—	441	—	—	441	5	446
Other comprehensive loss, net of tax	—	—	—	—	(208)	(208)	(6)	(214)
Cash dividends	—	—	(140)	—	—	(140)	—	(140)
Purchase of treasury stock	—	—	—	(150)	—	(150)	—	(150)
Issuance of treasury stock	—	6	—	3	—	9	—	9
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Other	—	3	—	—	—	3	1	4
June 30, 2022	$969	$1,111	$20,552	($13,528)	($2,922)	$6,182	$109	$6,291
Net income attributable to the controlling and noncontrolling interests	—	—	329	—	—	329	10	339
Other comprehensive loss, net of tax	—	—	—	—	(344)	(344)	(7)	(351)
Cash dividends	—	—	(145)	—	—	(145)	—	(145)
Issuance of treasury stock	—	2	—	1	—	3	—	3
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	—	—	(1)	(1)
September 30, 2022	$969	$1,122	$20,736	($13,527)	($3,266)	$6,034	$110	$6,144
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30
($ in millions)	2023	2022
Operating activities:
Income from continuing operations	$1,206	$810
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	408	421
Pension settlement charge	190	—
Impairment and other related charges, net	—	230
Stock-based compensation expense	42	27
Deferred income taxes	(131)	(129)
Cash used for restructuring actions	(44)	(63)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(358)	(644)
Inventories	70	(458)
Other current assets	(70)	(68)
Accounts payable and accrued liabilities	72	340
Taxes and interest payable	92	67
Noncurrent assets and liabilities, net	(133)	(41)
Other	169	(116)
Cash from operating activities	$1,513	$376
Investing activities:
Capital expenditures	($381)	($368)
Business acquisitions, net of cash balances acquired	(108)	(43)
Proceeds from asset sales	25	116
Proceeds from the settlement of cross currency swap contracts	60	27
Other	5	22
Cash used for investing activities	($399)	($246)
Financing activities:
Net payments on commercial paper and short-term debt	$—	($439)
Net change in borrowing with maturities of three months or less	(16)	8
Proceeds from Term Loan	550	—
Repayment of Term Loan Credit Agreement	(800)	(100)
Proceeds from the issuance of debt, net of discounts and fees	—	1,116
Repayment of long-term debt	(300)	—
Purchase of treasury stock	—	(190)
Dividends paid on PPG common stock	(445)	(424)
Other	6	(27)
Cash used for financing activities	($1,005)	($56)
Effect of currency exchange rate changes on cash and cash equivalents	10	(50)
Net increase in cash and cash equivalents	$119	$24
Cash and cash equivalents, beginning of period	1,099	1,005
Cash and cash equivalents, end of period	$1,218	$1,029

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$181	$119
Taxes paid, net of refunds	$378	$343

Supplemental disclosure of noncash investing and financing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$75	$76
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2022 Annual Report on Form 10-K (the "2022 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and nine months ended September 30, 2023 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
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
PPG has certain voluntary supply chain finance programs with financial intermediaries which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. PPG’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The range of payment terms PPG negotiates with suppliers are consistent, regardless of whether a supplier participates in a supply chain finance program. The total amount due to financial intermediaries to settle supplier invoices under supply chain finance programs was $208 million and $390 million as of September 30, 2023 and December 31, 2022, respectively. These amounts are included within Accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet.
Recently Issued Accounting Standards
There were no accounting pronouncements promulgated prior to September 30, 2023 that are not effective until a future date which are expected to have a material impact on PPG's consolidated financial position, results of operations or cash flows.
3.     Inventories

($ in millions)	September 30, 2023	December 31, 2022
Finished products	$1,201	$1,209
Work in process	256	238
Raw materials	710	784
Supplies	50	41
Total Inventories	$2,217	$2,272
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 16% and 21% of total inventories at September 30, 2023 and December 31, 2022, respectively. If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been $262 million and $272 million higher as of September 30, 2023 and December 31, 2022, respectively.

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
The Company did not identify an indication of goodwill impairment for any of its reporting units or an indication of impairment of any of its indefinite-lived intangible assets during the nine months ended September 30, 2023.
The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2023 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2023	$4,881	$1,197	$6,078
Acquisitions, including purchase accounting adjustments	125	11	136
Foreign currency impact	(16)	(17)	(33)
September 30, 2023	$4,990	$1,191	$6,181
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	September 30, 2023			December 31, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,405	$—	$1,405	$1,325	$—	$1,325
Definite-Lived Identifiable Intangible Assets
Acquired technology	$839	($664)	$175	$827	($636)	$191
Customer-related	1,882	(1,190)	692	1,855	(1,112)	743
Trade names	313	(171)	142	311	(158)	153
Other	49	(47)	2	50	(48)	2
Total Definite-Lived Intangible Assets	$3,083	($2,072)	$1,011	$3,043	($1,954)	$1,089
Total Identifiable Intangible Assets	$4,488	($2,072)	$2,416	$4,368	($1,954)	$2,414
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of September 30, 2023, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining three months of 2023	$30
2024	$132
2025	$120
2026	$98
2027	$90
2028	$78
Thereafter	$463
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

The following table summarizes restructuring reserve activity for the nine months ended September 30, 2023 and 2022:

	Total Reserve
($ in millions)	2023	2022
January 1	$169	$231
Approved restructuring actions	12	84
Release of prior reserves and other adjustments(a)	(16)	(48)
Cash payments	(44)	(63)
Foreign currency impact	(2)	(23)
September 30	$119	$181
(a)Certain releases were recorded to reflect the current estimate of costs to complete planned business restructuring actions.
The majority of the approved business restructuring actions and associated cash outlays are expected to be completed in 2023 and 2024.
6.    Borrowings
Credit Agreements
In April 2023, PPG entered into a €500 million term loan credit agreement (the "Term Loan"). The Term Loan provides the Company with the ability to increase the size of the loan by an amount not to exceed €250 million. The Term Loan contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan terminates and all amounts outstanding are payable in April 2026. In April 2023, PPG borrowed €500 million under the Term Loan. The Term Loan is denominated in euro and has been designated as a hedge of the net investment in the Company’s European operations. For more information, refer to Note 12 “Financial Instruments, Hedging Activities and Fair Value Measurements.”
In February 2021, PPG entered into a $2.0 billion term loan credit agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In addition to the amounts borrowed to finance the acquisition of Tikkurila, the Term Loan Credit Agreement allowed the Company to make up to eleven additional borrowings prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In March 2023, PPG amended the Term Loan Credit Agreement to replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term Secured Overnight Financing Rate ("SOFR"). The other terms of the Term Loan Credit Agreement remain unchanged. In June 2021, PPG borrowed $700 million under the Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement. In 2022 and 2023, PPG repaid $300 million and $800 million, respectively, of the Term Loan Credit Agreement using cash on hand. Borrowings of $300 million and $1.1 billion were outstanding under the Term Loan Credit Agreement as of September 30, 2023 and December 31, 2022, respectively.
In March 2023, PPG amended its five-year credit agreement (the “Credit Agreement”) dated as of August 30, 2019. The amendments to the Credit Agreement replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term SOFR. The other terms of the Credit Agreement remain unchanged. In July 2023, PPG amended and restated the Credit Agreement, extending the term through July 27, 2028. The amended and restated Credit Agreement provides for a $2.3 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of September 30, 2023 and December 31, 2022.
The Term Loan, Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan, Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of September 30, 2023, Total Indebtedness to Total Capitalization as defined under the Term Loan, Term Loan Credit Agreement and Credit Agreement was 43%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of September 30, 2023 and December 31, 2022.
As of September 30, 2023, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $235 million as of September 30, 2023.
7.    Impairment and Other Related Charges, Net
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
The Company divested its legacy industrial Russian operations during the third quarter 2023 and continues to explore various options to complete its exit from Russia, including a possible sale of its remaining Russia business or controlled withdrawal from the Russia market.
During the three and nine months ended September 30, 2023 and the twelve months ended December 31, 2022, net sales in Russia represented approximately 1% of PPG net sales.
8.    Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(number of shares in millions)	2023	2022	2023	2022
Weighted average common shares outstanding	236.2	235.5	236.0	236.2
Effect of dilutive securities:
Stock options	0.6	0.4	0.5	0.6
Other stock compensation plans	0.7	0.7	0.7	0.7
Potentially dilutive common shares	1.3	1.1	1.2	1.3
Adjusted weighted average common shares outstanding	237.5	236.6	237.2	237.5

Dividends per common share	$0.65	$0.62	$1.89	$1.80

Antidilutive securities(a):
Stock options	0.4	0.9	0.9	0.9
(a)Excluded from the computation of earnings per diluted share due to their antidilutive effect.
9.    Income Taxes

	Nine Months Ended September 30
	2023	2022
Effective tax rate on pretax income	22.5%	23.7%
The effective tax rate of 23.7% for the nine months ended September 30, 2022 reflected a tax benefit of $27 million on the $230 million net charges associated with PPG's operations in Russia.
Income tax expense for the nine months ended September 30, 2023 and 2022 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2023 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2023 could be different from the forecasted amount used to estimate Income tax expense for the nine months ended September 30, 2023.

10.    Pensions and Other Postretirement Benefits
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
Net periodic pension benefit cost/(income) and other postretirement benefit cost for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Pension
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Service cost	$2	$3	$6	$7
Interest cost	28	18	83	55
Expected return on plan assets	(28)	(35)	(83)	(106)
Amortization of actuarial losses	6	8	16	25
Settlements	—	—	191	—
Net periodic benefit cost/(income)	$8	($6)	$213	($19)

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Service cost	$1	$2	$3	$6
Interest cost	7	4	20	12
Amortization of actuarial losses/(gains)	—	3	(1)	9
Amortization of prior service credit	(2)	(3)	(5)	(8)
Net periodic benefit cost	$6	$6	$17	$19
Net periodic pension cost was higher for both the three and nine months ended September 30, 2023 compared to 2022, primarily due the Pension settlement charge recognized in the first quarter 2023 and higher interest cost driven by an increase in discount rates. In addition, declines in the market value of pension investments during 2022 resulted in a lower asset base to generate returns on plan assets in 2023.
PPG expects 2023 full year net periodic pension cost of approximately $220 million, which includes the impact of the $190 million Pension settlement charge recognized during the first quarter 2023. PPG expects 2023 full year net periodic other postretirement benefit cost of approximately $25 million.

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Non-U.S. defined benefit pension mandatory contributions	$1	$—	$3	$2
PPG does not expect to be required to make significant mandatory contributions to its defined benefit pension plans during the remaining three months of 2023. In addition to any mandatory contributions, PPG may elect to make voluntary contributions to its defined benefit pension plans in 2023 and beyond.

11.    Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (a)	Pension and Other Postretirement Benefit Adjustments, net of tax (b)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2022	($1,988)	($763)	$1	($2,750)
Current year deferrals to AOCL	(537)	(9)	—	(546)
Reclassifications from AOCL to net income	10	20	—	30
September 30, 2022	($2,515)	($752)	$1	($3,266)

January 1, 2023	($2,254)	($557)	$1	($2,810)
Current year deferrals to AOCL	170	(14)	—	156
Reclassifications from AOCL to net income	30	152	—	182
September 30, 2023	($2,054)	($419)	$1	($2,472)
(a)The tax cost related to unrealized foreign currency translation adjustments on net investment hedges was $85 million and $96 million as of September 30, 2023 and 2022, respectively.
(b)The tax (benefit)/cost related to the adjustment for pension and other postretirement benefits was $(47) million and $6 million for the nine months ended September 30, 2023 and 2022, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit cost (See Note 10, "Pensions and Other Postretirement Benefits").
12.    Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at September 30, 2023 and December 31, 2022, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and nine months ended September 30, 2023 and 2022.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three and nine months ended September 30, 2023 and 2022, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the nine months ended September 30, 2023 and 2022 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $375 million and $525 million of fixed rate debt to variable rate debt as of September 30, 2023 and December 31, 2022, respectively. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps was a liability of $27 million and $20 million at September 30, 2023 and December 31, 2022, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at September 30, 2023 and December 31, 2022.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a portion of its net investment in its European operations, as follows:
PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $475 million and $775 million as of September 30, 2023 and December 31, 2022, respectively, and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. As of September 30, 2023 and December 31, 2022, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $50 million and $88 million, respectively.
As of September 30, 2023 and December 31, 2022, PPG had designated €3.0 billion and €2.5 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments were $3.1 billion and $2.6 billion as of September 30, 2023 and December 31, 2022, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges/(income), net in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $2.4 billion and $1.8 billion at September 30, 2023 and December 31, 2022, respectively. The fair values of these contracts was a net liability of $18 million and a net asset of $24 million as of September 30, 2023 and December 31, 2022, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
The following table summarizes the amount of gains/(losses) deferred in Other comprehensive income ("OCI") and the amount and location of gains/(losses) recognized within the condensed consolidated statement of income related to derivative and debt financial instruments for the nine months ended September 30, 2023 and 2022. All amounts are shown on a pretax basis.

	September 30, 2023		September 30, 2022		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain/(Loss) Recognized	Gain Deferred in OCI	Gain Recognized
Economic
Foreign currency forward contracts	$—	$37	$—	$34	Other charges/(income), net
Fair Value
Interest rate swaps	—	(7)	—	7	Interest expense
Total forward contracts and interest rate swaps	$—	$30	$—	$41
Net Investment
Cross currency swaps	$2	$10	$89	$11	Interest expense
Foreign denominated debt	48	—	307	—
Total Net Investment	$50	$10	$396	$11

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of September 30, 2023 and December 31, 2022, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2022 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities recorded in its condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022 that were measured using Level 3 inputs.
Assets and liabilities reported at fair value on a recurring basis

	September 30, 2023			December 31, 2022
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$9	$—	$—	$9	$—	$—
Foreign currency forward contracts (a)	$—	$3	$—	$—	$27	$—
Cross currency swaps (b)	$—	$5	$—	$—	$39	$—
Investments:
Marketable equity securities	$68	$—	$—	$61	$—	$—
Other assets:
Cross currency swaps (b)	$—	$45	$—	$—	$49	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$21	$—	$—	$3	$—
Interest rate swaps (c)	$—	$—	$—	$—	$1	$—
Other liabilities:
Interest rate swaps (c)	$—	$27	$—	$—	$19	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	September 30, 2023 (a)	December 31, 2022 (b)
Long-term debt - carrying value	$6,189	$6,796
Long-term debt - fair value	$5,736	$6,375
(a)Excludes finance lease obligations of $9 million and short-term borrowings of $4 million as of September 30, 2023.
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
Stock-based compensation expense and the associated income tax benefit recognized during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Stock-based compensation expense	$8	$9	$42	$27
Income tax benefit recognized	$2	$2	$9	$6
Grants of stock-based compensation during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30
	2023		2022
	Shares	Fair Value	Shares	Fair Value
Stock options	410,001	$38.55	487,277	$36.52
Restricted stock units	289,573	$125.79	223,729	$141.50
Contingent shares (a)	52,389	$129.03	57,134	$151.87
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock options granted during the nine months ended September 30, 2023 was calculated with the following weighted average assumptions:

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
Asbestos Matters
As of September 30, 2023, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries (“Products Claims”);
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”); and
•asbestos-related claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”).
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required. Additionally, as a supplement to its periodic monitoring and review, the Company conducts discussions with counsel and engages valuation consultants to analyze its claims history and estimate the amount of the Company’s potential liability for asbestos-related claims. The Company's asbestos-related reserves totaled $48 million and $51 million as of September 30, 2023 and December 31, 2022, respectively.
The Company believes that, based on presently available information, the total reserves of $48 million for asbestos-related claims will be sufficient to encompass all of the Company’s current and estimable potential future asbestos liabilities. These reserves, which are included within Other liabilities on the accompanying consolidated balance sheets, involve significant management judgment and represent the Company’s current best estimate of its liability for these claims.
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
As of September 30, 2023 and December 31, 2022, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	September 30, 2023	December 31, 2022
New Jersey Chrome	$48	$58
Glass and chemical	57	60
Other	99	99
Total	$204	$217
Current portion	$53	$50
Pretax charges against income for environmental remediation costs are included in Other charges/(income), net in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Environmental remediation pretax charges	$3	$3	$16	$11
Cash outlays for environmental remediation activities	$12	$18	$28	$65
Remediation: New Jersey Chrome
In June 2009, PPG entered into a settlement agreement with the New Jersey Department of Environmental Protection (“NJDEP”) and Jersey City, New Jersey (which had asserted claims against PPG for lost tax revenue) which was in the form of a Partial Consent Judgement (the "JCO"). Under the JCO, PPG accepted sole responsibility for the remediation activities at its former chromium manufacturing location in Jersey City and a number of additional surrounding sites. Remediation of the New Jersey Chrome sites requires PPG to remediate soil and groundwater contaminated by hexavalent chromium, as well as perform certain other environmental remediation activities. The most significant assumptions underlying the estimate of remediation costs for all New Jersey Chrome sites relate to the extent and concentration of chromium in the soil.

PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils and groundwater, engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. As of September 30, 2023 and December 31, 2022, PPG's reserve for remediation of all New Jersey Chrome sites was $48 million and $58 million, respectively. The major cost components of this liability are related to PPG's remedial obligations under the JCO for soil, as well as long term monitoring. These components each account for approximately 70% and 10%, respectively, of the amount accrued at September 30, 2023.
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

The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three and nine months ended September 30, 2023 and 2022, service revenue constituted less than 5% of total revenue.
Net sales by segment and region for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Performance Coatings
United States and Canada	$1,287	$1,268	$3,807	$3,660
Europe, Middle East and Africa ("EMEA")	932	841	2,822	2,784
Asia Pacific	274	281	821	842
Latin America	387	315	1,099	918
Total	$2,880	$2,705	$8,549	$8,204
Industrial Coatings
United States and Canada	$654	$686	$1,969	$2,024
EMEA	461	445	1,519	1,452
Asia Pacific	459	453	1,295	1,278
Latin America	190	179	564	509
Total	$1,764	$1,763	$5,347	$5,263
Total Net Sales
United States and Canada	$1,941	$1,954	$5,776	$5,684
EMEA	1,393	1,286	4,341	4,236
Asia Pacific	733	734	2,116	2,120
Latin America	577	494	1,663	1,427
Total PPG	$4,644	$4,468	$13,896	$13,467
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
The following table summarizes allowance for doubtful accounts activity for the nine months ended September 30, 2023 and 2022:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2023	2022
January 1	$31	$31
Bad debt expense	10	46
Recoveries of previously reserved trade receivables	(15)	(46)
Other	(3)	4
September 30	$23	$35

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
Reportable business segment net sales and segment income for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Net sales:
Performance Coatings	$2,880	$2,705	$8,549	$8,204
Industrial Coatings	1,764	1,763	5,347	5,263
Total	$4,644	$4,468	$13,896	$13,467
Segment income:
Performance Coatings	$452	$362	$1,384	$1,127
Industrial Coatings	246	192	736	488
Total	$698	$554	$2,120	$1,615
Corporate	(88)	(59)	(240)	(166)
Interest expense, net of interest income	(25)	(32)	(94)	(80)
Pension settlement charge (a)	—	—	(190)	—
Business restructuring-related costs, net (b)	(13)	(45)	(27)	(67)
Transaction-related costs (c)	(15)	—	(22)	(10)
Insurance recovery of expenses incurred due to a natural disaster (d)	—	—	9	—
Impairment and other related charges, net (e)	—	—	—	(230)
Income before income taxes	$557	$418	$1,556	$1,062
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
(c)Transaction-related costs include losses on the sale of certain assets, which are included in Other charges/(income), net in the condensed consolidated statement of income, including the loss recognized in the third quarter 2023 on the sale of the Company’s legacy industrial Russian operations, resulting primarily from the recognition of accumulated foreign currency translation losses upon the divestiture. Transaction-related costs also include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, which are included in Selling, general and administrative expense in the condensed consolidated statement of income, and the impact for the step up to fair value of inventory acquired in certain acquisitions, which is included in Cost of sales, exclusive of depreciation and amortization in the condensed consolidated statement of income.

(d)The Company incurred expenses due to damages at a southern U.S. factory resulting from a winter storm in 2020. In the first quarter 2023, the Company received reimbursement under its insurance policies related to the damages incurred at this factory due to this storm.
(e)In 2022, the Company recorded impairment and other related charges due to the wind down of the Company’s operations in Russia.

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
Highlights
Net sales were approximately $4.6 billion for the three months ended September 30, 2023, an increase of 3.9% compared to the prior year, driven by higher selling prices and favorable foreign currency translation, partially offset by lower sales volumes. The increase in Net sales was led by the aerospace coatings, automotive OEM coatings and PPG Comex businesses which were able to realize the benefit of strong demand. Sales volumes were negatively impacted in some businesses by soft global industrial production, including a slower than anticipated recovery in China.
Income before income taxes was $557 million for the three months ended September 30, 2023, an increase of $139 million compared to the prior year. This increase was primarily due to strong selling price realization and moderating raw material costs.
Results of Operations

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Net sales	$4,644	$4,468	3.9%	$13,896	$13,467	3.2%
Cost of sales, exclusive of depreciation and amortization	$2,752	$2,821	(2.4)%	$8,214	$8,473	(3.1)%
Selling, general and administrative	$1,047	$931	12.5%	$3,108	$2,887	7.7%
Depreciation	$102	$95	7.4%	$287	$296	(3.0)%
Amortization	$40	$40	—%	$121	$125	(3.2)%
Research and development, net	$108	$110	(1.8)%	$322	$340	(5.3)%
Interest expense	$64	$46	39.1%	$190	$114	66.7%
Interest income	($39)	($14)	178.6%	($96)	($34)	182.4%
Impairment and other related charges, net	$—	$—	—%	—	$230	(100.0)%
Pension settlement charge	$—	$—	—%	$190	$—	100.0%
Other charges/(income), net	$13	$21	(38.1)%	$4	($26)	(115.4)%

Net Sales by Region

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
United States and Canada	$1,941	$1,954	(0.7)%	$5,776	$5,684	1.6%
EMEA	1,393	1,286	8.3%	4,341	4,236	2.5%
Asia Pacific	733	734	(0.1)%	2,116	2,120	(0.2)%
Latin America	577	494	16.8%	1,663	1,427	16.5%
Total	$4,644	$4,468	3.9%	$13,896	$13,467	3.2%
Three Months Ended September 30, 2023
Net sales increased $176 million due to the following:
● Higher selling prices (+3%)
● Favorable foreign currency translation (+2%)
● Net acquisitions and divestitures (+1%)
Partially offset by:
● Lower sales volumes (-2%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, decreased $69 million primarily due to lower sales volumes and moderating raw material costs.
Selling, general and administrative expense increased $116 million primarily due to wage and other cost inflation and higher performance-based incentive compensation expense, partially offset by savings from previously approved restructuring actions.
Interest expense increased $18 million primarily due to the unfavorable impact of higher interest rates on PPG’s variable rate debt obligations. Interest income increased $25 million primarily due to higher interest rates.
Nine Months Ended September 30, 2023
Net sales increased $429 million due to the following:
● Higher selling prices (+5%)
Partially offset by:
● Lower sales volumes (-2%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, decreased $259 million primarily due to lower sales volumes and moderating raw material costs.
Selling, general and administrative expense increased $221 million primarily due to wage and other cost inflation and higher performance-based incentive compensation expense, partially offset by savings from previously approved restructuring actions.
Interest expense increased $76 million primarily due to the unfavorable impact of higher interest rates on PPG’s variable rate debt obligations. Interest income increased $62 million primarily due to higher interest rates.
Impairment and other related charges of $230 million were recorded in the nine months ended September 30, 2022 associated with the wind down of the Company's operations in Russia. Refer to Note 7, "Impairment and Other Related Charges, Net" in Part I, Item 1 of this Form 10-Q for additional information. There were no impairment charges recorded during 2023.
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
Effective Tax Rate and Earnings Per Diluted Share

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
($ in millions, except percentages and amounts per share)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Income tax expense	$121	$79	53.2%	$350	$252	38.9%
Effective tax rate	21.7%	18.9%	2.8%	22.5%	23.7%	(1.2)%
Adjusted effective tax rate, continuing operations*	19.5%	19.9%	(0.4)%	22.0%	21.7%	0.3%

Earnings per diluted share, continuing operations	$1.79	$1.39	28.8%	$4.97	$3.33	49.2%
Adjusted earnings per diluted share*	$2.07	$1.66	24.7%	$6.15	$4.84	27.1%
*See Regulation G Reconciliation below
The effective tax rate of 23.7% for the nine months ended September 30, 2022 reflected a tax benefit of $27 million on the $230 million net charges associated with PPG's operations in Russia.
Adjusted earnings per diluted share for the three and nine months ended September 30, 2023 increased year-over-year primarily due to increased selling prices and moderating raw material costs, partially offset by wage and other cost inflation and lower sales volumes.
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

	Three Months Ended September 30, 2023
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$557	$121	21.7%	$426	$1.79
Adjusted for:
Acquisition-related amortization expense	40	10	23.9%	30	0.13
Business restructuring-related costs, net (b)	13	3	22.9%	10	0.04
Transaction-related costs (c)	15	(12)	(77.2%)	27	0.11
Adjusted, continuing operations, excluding certain items	$625	$122	19.5%	$493	$2.07

	Three Months Ended September 30, 2022
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$418	$79	18.9%	$329	$1.39
Adjusted for:
Acquisition-related amortization expense	40	10	24.6%	30	0.13
Business restructuring-related costs, net (b)	45	11	25.4%	34	0.14
Adjusted, continuing operations, excluding certain items	$503	$100	19.9%	$393	$1.66

	Nine Months Ended September 30, 2023
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings per Diluted share(a)
As reported, continuing operations	$1,556	$350	22.5%	$1,180	$4.97
Adjusted for:
Pension settlement charge (d)	190	46	24.2%	144	0.61
Acquisition-related amortization expense	121	30	24.3%	91	0.39
Business restructuring-related costs, net (b)	27	6	23.5%	21	0.09
Transaction-related costs (c)	22	(10)	(45.2)%	30	0.12
Insurance recovery of expenses incurred due to a natural disaster (e)	(9)	(2)	24.3%	(7)	(0.03)
Adjusted, continuing operations, excluding certain items	$1,907	$420	22.0%	$1,459	$6.15

	Nine Months Ended September 30, 2022
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings per Diluted share(a)
As reported, continuing operations	$1,062	$252	23.7%	$790	$3.33
Adjusted for:
Impairment and other related (income)/charges, net (f)	230	27	11.7%	203	0.85
Acquisition-related amortization expense	125	30	24.0%	95	0.40
Business restructuring-related costs, net (b)	67	17	25.4%	50	0.21
Transaction-related costs (c)	10	(2)	(20.0)%	12	0.05
Adjusted, continuing operations, excluding certain items	$1,494	$324	21.7%	$1,150	$4.84
(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.
(c)Transaction-related costs include losses on the sale of certain assets, which are included in Other charges/(income), net in the condensed consolidated statement of income, including the loss recognized in the third quarter 2023 on the sale of the Company’s legacy industrial Russian operations, resulting primarily from the recognition of accumulated foreign currency translation losses upon the divestiture. Transaction-related costs also include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, which are included in Selling, general and administrative expense in the condensed consolidated statement of income, and the impact for the step up to fair value of inventory acquired in certain acquisitions, which is included in Cost of sales, exclusive of depreciation and amortization in the condensed consolidated statement of income.
(d)In the first quarter 2023, PPG purchased group annuity contracts that transferred pension benefit obligations for certain of the Company’s retirees in the U.S. to third-party insurance companies, resulting in a non-cash pension settlement charge.
(e)The Company incurred expenses due to damages at a southern U.S. factory resulting from a winter storm in 2020. In the first quarter 2023, the Company received reimbursement under its insurance policies related to the damages incurred at this factory due to this storm.
(f)In 2022, the Company recorded impairment and other related charges due to the wind down of the Company’s operations in Russia.

Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended September 30		$ Change	% Change	Nine Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2023	2022	2023 vs. 2022	2023 vs. 2022	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$2,880	$2,705	$175	6.5%	$8,549	$8,204	$345	4.2%
Segment income	$452	$362	$90	24.9%	$1,384	$1,127	$257	22.8%
Amortization expense	$28	$30	($2)	(6.7)%	$87	$93	($6)	(6.5)%
Segment income, excluding amortization expense	$480	$392	$88	22.4%	$1,471	$1,220	$251	20.6%
Three Months Ended September 30, 2023
Performance Coatings net sales increased due to the following:
● Higher selling prices (+3%)
● Favorable foreign currency translation (+3%)
Architectural coatings – EMEA net sales, excluding the impact of currency, acquisitions, divestitures and the wind down of Russia operations ("organic sales") increased a low single digit percentage year over year, with higher selling prices partially offset by lower sales volumes. Year-over-year sales volumes are approaching prior year levels as demand for architectural coatings products is stabilizing at lower absolute levels. While aggregate demand remains at lower levels and uneven by country, sales were robust in certain countries during the third quarter.
Architectural coatings - Americas and Asia Pacific organic sales increased by a low single-digit percentage. Solid organic growth at PPG Comex was partially offset by lower demand for do-it-yourself ("DIY") products in the U.S. and Canada. PPG Comex achieved record quarterly sales.
Automotive refinish coatings organic sales were slightly higher year over year. Price gains in all regions and sales volume growth in the EMEA and Asia-Pacific regions were partially offset by lower sales volumes in the U.S., primarily due to shifting order patterns from certain U.S. distribution customers. In the U.S., body shop activity remains solid, with backlogs in the U.S. beginning to normalize closer to historical levels as supply chain conditions improve. In Europe, sales volumes were solidly above third quarter 2022 levels as demand from distributors rebounded. In China, demand for PPG refinish products continues to recover.
Aerospace coatings organic sales were higher by a mid-teen percentage driven by increases in both price and volume. This strong organic sales growth was achieved despite global air travel remaining below pre-pandemic levels. Demand remained strong in all major product categories throughout the quarter.
Protective and marine coatings organic sales increased by a mid-single-digit percentage driven by solid selling price realization and higher sales volumes. The third quarter was the second consecutive quarter with positive year-over-year sales volume growth.
Traffic solutions organic sales decreased by a mid-single-digit percentage compared to the same quarter last year, with sales volume declines in all regions. In the U.S., the Company continues to prioritize higher margin business.
Segment income increased $90 million versus the prior year primarily due to higher selling prices and moderating year over year input costs.

Nine Months Ended September 30, 2023
Performance Coatings net sales increased due to the following:
● Higher selling prices (+6%)
Partially offset by:
● Lower sales volumes (-2%)

Architectural coatings – EMEA organic sales were flat year over year as selling price increases were offset by lower sales volumes. Demand for architectural coatings products in many countries decreased stemming from reduced remodeling activity and lower consumer confidence due to continued geopolitical issues in Europe. However, demand for architectural coatings products is beginning to stabilize at lower absolute levels.
Architectural coatings - Americas and Asia Pacific organic sales increased by a low single-digit percentage. Solid organic growth at PPG Comex was partially offset by lower demand for DIY products in the U.S. and Canada. In Mexico, PPG Comex architectural coatings organic sales increased compared to the prior year driven by selling price increases and continued strong demand in the concessionaire network.
Automotive refinish coatings organic sales increased by a low single-digit percentage year over year as selling price increases in all regions more than offset lower sales volumes.
Aerospace coatings organic sales increased significantly year over year with strength in all regions driven by double-digit increases in both selling price and sales volume.
Protective and marine coatings organic sales increased by a mid-single-digit percentage primarily due to selling price increases in all regions and strong demand in Europe, the U.S. and Latin America.
Traffic solutions organic sales decreased by a mid-single-digit percentage as higher selling prices in all regions were more than offset by lower sales volumes.
Segment income increased $257 million versus the prior year primarily due to higher selling prices and moderating year over year input costs, which more than offset lower sales volumes.
Looking Ahead
In the fourth quarter, demand for aerospace coatings and PPG Comex products is expected to remain robust. Demand conditions in Europe and for architectural DIY globally are anticipated to remain at lower levels. Raw material and transportation availability continue to broadly improve. Aggregate organic sales for the Performance Coatings segment are anticipated to increase by a low single-digit percentage compared to the fourth quarter 2022.

Industrial Coatings

	Three Months Ended September 30		$ Change	% Change	Nine Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2023	2022	2023 vs. 2022	2023 vs. 2022	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$1,764	$1,763	$1	0.1%	$5,347	$5,263	$84	1.6%
Segment income	$246	$192	$54	28.1%	$736	$488	$248	50.8%
Amortization expense	$12	$10	$2	20.0%	$34	$32	$2	6.3%
Segment income, excluding amortization expense	$258	$202	$56	27.7%	$770	$520	$250	48.1%
Three Months Ended September 30, 2023
Industrial Coatings segment net sales increased due to the following:
● Higher selling prices (+2%)
● Favorable foreign currency translation (+1%)
● Net acquisitions and divestitures (+1%)
Partially offset by:
● Lower sales volumes (-4%)

Automotive OEM coatings organic sales increased by a low single-digit percentage year over year driven by higher selling prices in all regions and strong sales volume growth in most regions. The United Auto Workers labor actions had a minor impact on the Company's third quarter net sales in the U.S.
In the industrial coatings business, organic sales decreased by a mid-single-digit percentage year over year as higher selling prices partially offset lower sales volumes in Europe and China due to softer general industrial production. Sales volumes were negatively impacted by lower demand in the wood, consumer electronics and general finishes subsegments.
Packaging coatings organic sales decreased by a high-single-digit percentage primarily due to lower demand in all regions driven by lower demand in the metal packaged food and beverage markets.
Specialty coatings and materials organic sales decreased by a mid-single-digit percentage primarily due to lower sales volumes, partially offset by higher selling prices.
Segment income increased $54 million versus the prior year primarily due to higher selling prices and moderating year over year raw material costs, partially offset by lower sales volumes.
Nine Months Ended September 30, 2023
Industrial Coatings segment net sales increased due to the following:
● Higher selling prices (+5%)
● Net acquisitions and divestitures (+1%)
Partially offset by:
● Lower sales volumes (-3%)
● Unfavorable foreign currency translation (-1%)

Automotive OEM coatings organic sales increased by a high single-digit percentage year over year driven by higher selling prices and strong sales volume growth in all regions. Sales volume growth was led by the EMEA and Asia-Pacific regions, where retail sales and industry build rates remain robust compared to a weak prior-year base.
In the industrial coatings business, organic sales decreased by a mid-single-digit percentage year over year as higher selling prices were more than offset by lower sales volumes in all regions due to softening global industrial demand.
Packaging coatings organic sales decreased by a mid-single-digit percentage year over year due to lower sales volume in all regions driven by broad demand weakness. These sales volumes decreases were partially offset by higher selling prices in most regions.
Specialty coatings and materials organic sales decreased by a mid-single-digit percentage primarily due to lower sales volumes, partially offset by higher selling prices.
Segment income increased $248 million versus the prior year primarily due to higher selling prices and moderating year over year raw material costs, which more than offset lower sales volumes.
Looking Ahead
In the fourth quarter, global industrial production is expected to remain at lower levels. Aggregate organic sales are anticipated to decrease by a low single-digit percentage compared to the fourth quarter 2022. Similar to the third quarter, automotive industry build rates and retail activity are expected to continue to be solid while other industrial production end-use markets are expected to be soft, including softness in the industrial coatings, packaging coatings, and the specialty coatings and materials businesses. The duration and scope of the automotive industry labor actions in the fourth quarter could result in incrementally higher impacts to the Company sales and earnings; although, the overall exposure for the Company is a small percentage of total revenue. In the fourth quarter 2023, the pricing gains realized in 2022 will reach their anniversary.

Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.3 billion and $1.2 billion at September 30, 2023 and December 31, 2022, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's access to capital markets will be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and contractual obligations.
Cash from operating activities
Cash from operating activities for the nine months ended September 30, 2023 and 2022 was $1,513 million and $376 million, respectively. The $1,137 million increase was primarily due to higher net income driven by higher selling prices and moderating raw material costs and favorable changes in working capital compared to the prior year.
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

($ in millions, except percentages)	September 30, 2023	December 31, 2022	September 30, 2022
Trade receivables, net	$3,213	$2,824	$3,040
Inventories, FIFO	2,479	2,544	2,671
Trade creditors’ liabilities	(2,491)	(2,538)	(2,717)
Operating working capital	$3,201	$2,830	$2,994
Operating working capital as a % of sales	17.2%	16.9%	16.8%
Days sales outstanding	57	56	57
Environmental

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Cash outlays for environmental remediation activities	$12	$18	$28	$65

($ in millions)	Remainder of 2023	Annually 2024 - 2027
Projected future cash outlays for environmental remediation activities	$10 - $20	$20 - $75
Cash used for investing activities
Cash used for investing activities for the nine months ended September 30, 2023 and 2022 was $399 million and $246 million, respectively. The $153 million increase in cash used for investing activities was primarily due to higher spending on business acquisitions and lower proceeds from asset sales.
Total capital spending in 2023 is expected to be approximately $575 million in support of future organic growth opportunities.
Cash used for financing activities
Cash used for financing activities for the nine months ended September 30, 2023 and 2022 was $1,005 million and $56 million, respectively. The $949 million increase was primarily due to repayments of long-term debt and lower proceeds from the issuance of debt, partially offset by the absence of net payments on commercial paper.

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
In February 2021, PPG entered into a $2.0 billion term loan credit agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In addition to the amounts borrowed to finance the acquisition of Tikkurila, the Term Loan Credit Agreement allowed the Company to make up to eleven additional borrowings prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In March 2023, PPG amended the Term Loan Credit Agreement to replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term Secured Overnight Financing Rate ("SOFR"). The other terms of the Term Loan Credit Agreement remain unchanged. In June 2021, PPG borrowed $700 million under the Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement. In 2022 and 2023, PPG repaid $300 million and $800 million, respectively, of the Term Loan Credit Agreement using cash on hand. Borrowings of $300 million and $1.1 billion were outstanding under the Term Loan Credit Agreement as of September 30, 2023 and December 31, 2022, respectively.
In March 2023, PPG amended its five-year credit agreement (the “Credit Agreement”) dated as of August 30, 2019. The amendments to the Credit Agreement replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term SOFR. The other terms of the Credit Agreement remain unchanged. In July 2023, PPG amended and restated the Credit Agreement, extending the term through July 27, 2028. The amended and restated Credit Agreement provides for a $2.3 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of September 30, 2023 and December 31, 2022.
The Term Loan, Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan, Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of September 30, 2023, Total Indebtedness to Total Capitalization as defined under the Term Loan, Term Loan Credit Agreement and Credit Agreement was 43%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of September 30, 2023 and December 31, 2022.
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
Other Liquidity Information
Restructuring
Aggregate restructuring savings, including the impact of acquisition synergies, were approximately $15 million in the third quarter 2023. Total restructuring savings are expected to be at least $60 million in 2023. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 5, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to these actions of $60 million to $70 million in 2023.
Currency
Comparing spot exchange rates at December 31, 2022 and at September 30, 2023, the U.S. dollar weakened against the currencies of many countries within the regions PPG operates, most notably the Mexican peso. As a result, consolidated net assets at September 30, 2023 increased by $200 million compared to December 31, 2022.
Comparing average exchange rates during the first nine months of 2023 to those of the first nine months of 2022, the U.S. dollar weakened against the currencies of certain countries where PPG operates, including the Mexican peso and the euro, partially offset by strengthening against the Chinese yuan. The weakening of the U.S. dollar had a favorable impact on Income before income taxes for the nine months ended September 30, 2023 of $11 million from the translation of these foreign earnings into U.S. dollars.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. Certain foreign currency forward contracts outstanding during 2023 and 2022 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts was a net liability of $18 million and a net asset $24 million as of September 30, 2023 and December 31, 2022, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $350 million for the nine months ended September 30, 2023 and $304 million for the year ended December 31, 2022.
PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $475 million and $775 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of these contracts were net assets of $50 million and $88 million as of September 30, 2023 and December 31, 2022, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $43 million and $73 million at September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, PPG had non-U.S. dollar denominated borrowings outstanding of $3.1 billion and $2.6 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $350 million at September 30, 2023 and $293 million at December 31, 2022.

Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $375 million and $525 million of fixed rate debt to variable rate debt as of September 30, 2023 and December 31, 2022, respectively. The fair values of these contracts was a liability of $27 million and $20 million as of September 30, 2023 and December 31, 2022, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased interest expense by $7 million for both the nine months ended September 30, 2023 and the year ended December 31, 2022. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $4 million for both the nine months ended September 30, 2023 and the year ended December 31, 2022. Further, a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $102 million and $116 million at September 30, 2023 and December 31, 2022, respectively; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2022 to September 30, 2023. Refer to Note 12, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
No shares were repurchased in the three months ended September 30, 2023 under the current $2.5 billion share repurchase program approved in December 2017. The maximum number of shares that may yet be purchased under this program is 8,553,947 shares as of September 30, 2023. This repurchase program has no expiration date.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.
Item 6. Exhibits
See the Index to Exhibits on page 36.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

10.1
Five Year Credit Agreement dated as of July 27, 2023 among PPG Industries, Inc.; the several banks and financial institutions party thereto; JPMorgan Chase Bank, N.A., as administrative agent; JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, BNP Paribas Securities Corp, and Citibank, N.A. as joint lead arrangers and joint bookrunners; PNC Bank, National Association, BNP Paribas, and Citibank, N.A., as co-syndication agents; and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, Banco Santander, S.A., New York Branch, Bank of America, N.A., Goldman Sachs Bank USA, HSBC Bank USA, National Association, Intesa Sanpaolo S.P.A., New York Branch, Societe Generale, Sumitomo Mitsui Banking Corporation, The Toronto-Dominion Bank, New York Branch, Unicredit Bank AG, New York Branch, U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-documentation agents, was filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 31, 2023.***

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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheet at September 30, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 and 2022, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2023.
*** Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	October 19, 2023	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)