Form 10-Q
period 2024-03-31
PPG INDUSTRIES INC
filed 2024-04-19
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of March 31, 2024, 234.5 million shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended March 31
($ in millions, except per share amounts)	2024	2023
Net sales	$4,311	$4,380
Cost of sales, exclusive of depreciation and amortization	2,445	2,596
Selling, general and administrative	1,064	992
Depreciation	103	92
Amortization	38	41
Research and development, net	109	104
Interest expense	55	59
Interest income	(42)	(25)
Pension settlement charge	—	190
Other charges/(income), net	1	(22)
Income before income taxes	$538	$353
Income tax expense	129	80
Net income attributable to controlling and noncontrolling interests	$409	$273
Net income attributable to noncontrolling interests	(9)	(9)
Net income (attributable to PPG)	$400	$264

Earnings per common share (attributable to PPG)	$1.70	$1.12

Earnings per common share (attributable to PPG) - assuming dilution	$1.69	$1.11
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31
($ in millions)	2024	2023
Net income attributable to controlling and noncontrolling interests	$409	$273
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefits	—	139
Unrealized foreign currency translation adjustments	(14)	264
Other comprehensive (loss)/income, net of tax	($14)	$403
Total comprehensive income	$395	$676
Less: amounts attributable to noncontrolling interests:
Net income	(9)	(9)
Unrealized foreign currency translation adjustments	2	(1)
Comprehensive income attributable to PPG	$388	$666
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,181	$1,514
Short-term investments	54	75
Receivables, net	3,581	3,279
Inventories	2,331	2,127
Other current assets	524	436
Total current assets	$7,671	$7,431
Property, plant and equipment (net of accumulated depreciation of $4,995 and $4,963)	3,633	3,644
Goodwill	6,140	6,200
Identifiable intangible assets, net	2,399	2,424
Deferred income taxes	340	273
Investments	275	259
Operating lease right-of-use assets	808	832
Other assets	601	584
Total	$21,867	$21,647
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,351	$4,467
Restructuring reserves	89	87
Short-term debt and current portion of long-term debt	311	306
Current portion of operating lease liabilities	192	194
Total current liabilities	$4,943	$5,054
Long-term debt	5,940	5,748
Operating lease liabilities	600	622
Accrued pensions	608	588
Other postretirement benefits	448	450
Deferred income taxes	554	508
Other liabilities	648	654
Total liabilities	$13,741	$13,624
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,222	1,202
Retained earnings	21,747	21,500
Treasury stock, at cost	(13,746)	(13,600)
Accumulated other comprehensive loss	(2,251)	(2,239)
Total PPG shareholders’ equity	$7,941	$7,832
Noncontrolling interests	185	191
Total shareholders’ equity	$8,126	$8,023
Total	$21,867	$21,647
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2024	$969	$1,202	$21,500	($13,600)	($2,239)	$7,832	$191	$8,023
Net income attributable to controlling and noncontrolling interests	—	—	400	—	—	400	9	409
Other comprehensive loss, net of tax	—	—	—	—	(12)	(12)	(2)	(14)
Cash dividends	—	—	(153)	—	—	(153)	—	(153)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	31	—	6	—	37	—	37
Stock-based compensation activity	—	(11)	—	—	—	(11)	—	(11)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
March 31, 2024	$969	$1,222	$21,747	($13,746)	($2,251)	$7,941	$185	$8,126

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2023	$969	$1,130	$20,828	($13,525)	($2,810)	$6,592	$117	$6,709
Net income attributable to controlling and noncontrolling interests	—	—	264	—	—	264	9	273
Other comprehensive income, net of tax	—	—	—	—	402	402	1	403
Cash dividends	—	—	(146)	—	—	(146)	—	(146)
Issuance of treasury stock	—	21	—	10	—	31	—	31
Stock-based compensation activity	—	(1)	—	—	—	(1)	—	(1)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reductions in noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2023	$969	$1,150	$20,946	($13,515)	($2,408)	$7,142	$111	$7,253
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
($ in millions)	2024	2023
Operating activities:
Net income attributable to controlling and noncontrolling interests	$409	$273
Adjustments to reconcile net income to cash (used for)/from operations:
Depreciation and amortization	141	133
Pension settlement charge	—	190
Stock-based compensation expense	12	17
Deferred income taxes	(45)	(131)
Cash used for restructuring actions	(10)	(16)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(344)	(277)
Inventories	(229)	(308)
Other current assets	(66)	(88)
Accounts payable and accrued liabilities	(10)	175
Taxes and interest payable	88	111
Noncurrent assets and liabilities, net	7	(39)
Other	(13)	45
Cash (used for)/from operating activities	($60)	$85
Investing activities:
Capital expenditures	($256)	($120)
Other	17	56
Cash used for investing activities	($239)	($64)
Financing activities:
Net proceeds from commercial paper and short-term debt	$—	$638
Net change in borrowing with maturities of three months or less	4	190
Proceeds from Term Loan, net of fees	274	—
Repayment of Term Loan Credit Agreement	—	(100)
Repayment of long-term debt	—	(300)
Purchase of treasury stock	(149)	—
Dividends paid on PPG common stock	(153)	(146)
Other	(11)	(5)
Cash (used for)/from financing activities	($35)	$277
Effect of currency exchange rate changes on cash and cash equivalents	1	29
Net (decrease)/increase in cash and cash equivalents	($333)	$327
Cash and cash equivalents, beginning of period	1,514	1,099
Cash and cash equivalents, end of period	$1,181	$1,426

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$66	$73
Taxes paid, net of refunds	$94	$107

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$49	$48
Purchases of treasury stock transacted but not yet settled	$15	$—
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of March 31, 2024 and the results of its operations and cash flows for the three months ended March 31, 2024 and 2023. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2023 Annual Report on Form 10-K (the "2023 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three months ended March 31, 2024 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported Net income, total assets, cash flows or shareholders’ equity.
2.New Accounting Standards
Recently Adopted Accounting Standards
Effective January 1, 2024, PPG adopted Accounting Standards Update ("ASU") No. 2023-02, "Investment - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." This ASU permits reporting entities to elect to account for tax equity investments under the proportional amortization method, regardless of the tax credit program from which the income tax credits are received, if certain conditions are met. Adoption of this ASU did not have a material impact on PPG's consolidated financial position, results of operations or cash flows.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 “Improvements to Reportable Segment Disclosures (Topic 280)”. This ASU updates current reportable segment disclosure requirements to require disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. This ASU will be effective for the annual period ending December 31, 2024. Adoption of this ASU will result in additional disclosure, but it will not impact PPG’s consolidated financial position, results of operations or cash flows.
In December 2023, the FASB issued ASU No. 2023-09 “Improvements to Income Tax Disclosures (Topic 740)”. This ASU updates current income tax disclosure requirements to require disclosures of specific categories of information within the effective tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU will be effective for the annual period ending December 31, 2025. Adoption of this ASU will result in additional disclosure, but it will not impact PPG’s consolidated financial position, results of operations or cash flows.
3.     Inventories

($ in millions)	March 31, 2024	December 31, 2023
Finished products	$1,337	$1,197
Work in process	254	236
Raw materials	684	640
Supplies	56	54
Total Inventories	$2,331	$2,127

Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 16% and 20% of total inventories at March 31, 2024 and December 31, 2023, respectively. If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been $252 million and $249 million higher as of March 31, 2024 and December 31, 2023, respectively.
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
The Company did not identify an indication of goodwill impairment for any of its reporting units or an indication of impairment of any of its indefinite-lived intangible assets during the quarter ended March 31, 2024.
The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2024 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2024	$4,994	$1,206	$6,200
Acquisitions, including purchase accounting adjustments	3	—	3
Foreign currency impact	(47)	(16)	(63)
March 31, 2024	$4,950	$1,190	$6,140
As of both March 31, 2024 and December 31, 2023, accumulated goodwill impairment losses totaled $158 million.
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	March 31, 2024			December 31, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,453	$—	$1,453	$1,442	$—	$1,442
Definite-Lived Identifiable Intangible Assets
Acquired technology	$842	($683)	$159	$845	($678)	$167
Customer-related	1,909	(1,255)	654	1,933	(1,259)	674
Trade names	311	(180)	131	319	(180)	139
Other	50	(48)	2	50	(48)	2
Total Definite-Lived Intangible Assets	$3,112	($2,166)	$946	$3,147	($2,165)	$982
Total Identifiable Intangible Assets	$4,565	($2,166)	$2,399	$4,589	($2,165)	$2,424
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of March 31, 2024, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining nine months of 2024	$109
2025	$128
2026	$107
2027	$96
2028	$83
2029	$78
Thereafter	$345

5.     Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including both operations from acquisitions and headcount reduction programs. These charges consist primarily of severance costs and certain other cash costs. As a result of these programs, the Company also incurs incremental non-cash accelerated depreciation expense for certain assets due to their reduced expected useful life. These charges are not allocated to the Company’s reportable business segments. Refer to Note 15, "Reportable Business Segment Information" for additional information.
The following table summarizes restructuring reserve activity for the three months ended March 31, 2024 and 2023:

	Total Reserve
($ in millions)	2024	2023
January 1	$113	$169
Release of prior reserves and other adjustments(a)	—	(3)
Cash payments	(10)	(16)
Foreign currency impact	(1)	2
March 31	$102	$152
(a)Certain releases were recorded to reflect the current estimate of costs to complete planned business restructuring actions.
The majority of the approved business restructuring actions and associated cash outlays are expected to be completed in 2024.
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
In March 2023, PPG amended its five-year credit agreement (the “Credit Agreement”) dated as of August 30, 2019. The amendments to the Credit Agreement replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term SOFR. The other terms of the Credit Agreement remained unchanged. In July 2023, PPG amended and restated the Credit Agreement, extending the term through July 27, 2028. The amended and restated Credit Agreement provides for a $2.3 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of March 31, 2024 and December 31, 2023.
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
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of both March 31, 2024 and December 31, 2023.

The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement also requires the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of March 31, 2024, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 43%.
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
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In addition to the amounts borrowed to finance the acquisition of Tikkurila, the Term Loan Credit Agreement allowed the Company to make up to eleven additional borrowings prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are consistent with those in the Credit Agreement discussed above and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In June 2021, PPG borrowed $700 million under Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement. In 2022 and 2023, PPG repaid $300 million and $1.1 billion, respectively, of the Term Loan Credit Agreement using cash on hand. The Term Loan Credit Agreement was fully repaid as of December 31, 2023.
Restrictive Covenants and Cross-Default Provisions
As of March 31, 2024, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $229 million and $232 million as of March 31, 2024 and December 31, 2023.
7.    Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31
(number of shares in millions)	2024	2023
Weighted average common shares outstanding	235.6	235.8
Effect of dilutive securities:
Stock options	0.6	0.5
Other stock compensation plans	0.7	0.6
Potentially dilutive common shares	1.3	1.1
Adjusted weighted average common shares outstanding	236.9	236.9

Dividends per common share	$0.65	$0.62
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 0.4 million and 1.2 million outstanding stock options for the three months ended March 31, 2024 and 2023, respectively.
8.    Income Taxes

	Three Months Ended March 31
	2024	2023
Effective tax rate on pretax income	24.0%	22.7%
Income tax expense for the three months ended March 31, 2024 and 2023 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2024 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2024 could be different from the forecasted amount used to estimate Income tax expense for the three months ended March 31, 2024.
9.    Pensions and Other Postretirement Benefits
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
The service cost component of net periodic pension and other postretirement benefit cost is included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative, and Research and development, net in the accompanying condensed consolidated statement of income. Except for the Pension settlement charge in the quarter ended March 31, 2023, all other components of net periodic benefit cost are recorded in Other income, net in the accompanying condensed consolidated statement of income.

Net periodic pension benefit cost and other postretirement benefit cost for the three months ended March 31, 2024 and 2023 was as follows:

	Pension		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
($ in millions)	2024	2023	2024	2023
Service cost	$2	$2	$1	$1
Interest cost	26	31	6	7
Expected return on plan assets	(27)	(31)	—	—
Amortization of actuarial losses	6	7	—	—
Amortization of prior service credit	—	—	(2)	(2)
Settlement	—	190	—	—
Net periodic benefit cost	$7	$199	$5	$6
Net periodic pension cost was lower for the three months ended March 31, 2024 compared to 2023, primarily due the Pension settlement charge recognized in the first quarter 2023.
PPG expects 2024 full year net periodic pension expense of approximately $26 million and net periodic other postretirement expense of approximately $22 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended March 31
($ in millions)	2024	2023
Non-U.S. defined benefit pension mandatory contributions	$1	$1
PPG does not expect to be required to make significant mandatory contributions to its defined benefit pension plans during the remaining nine months of 2024. In addition to any mandatory contributions, PPG may elect to make voluntary contributions to its defined benefit pension plans in 2024 and beyond.
10.    Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (a)	Pension and Other Postretirement Benefit Adjustments, net of tax (b)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2023	($2,254)	($557)	$1	($2,810)
Current year deferrals to AOCL	262	(9)	—	253
Reclassifications from AOCL to net income	1	148	—	149
March 31, 2023	($1,991)	($418)	$1	($2,408)

January 1, 2024	($1,746)	($494)	$1	($2,239)
Current year deferrals to AOCL	(12)	(3)	—	(15)
Reclassifications from AOCL to net income	—	3	—	3
March 31, 2024	($1,758)	($494)	$1	($2,251)
(a)The tax cost related to unrealized foreign currency translation adjustments on net investment hedges was $68 million and $64 million as of March 31, 2024 and 2023, respectively.
(b)The tax benefit related to the adjustment for pension and other postretirement benefits was $1 million and $46 million for the three months ended March 31, 2024 and 2023, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit cost (See Note 9, "Pensions and Other Postretirement Benefits").
11.    Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at March 31, 2024 and December 31, 2023, in the aggregate, except for long-term debt instruments.

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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three months ended March 31, 2024 and 2023.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three months ended March 31, 2024 and 2023, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the three months ended March 31, 2024 and 2023 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both March 31, 2024 and December 31, 2023. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps were liabilities of $20 million and $14 million at March 31, 2024 and December 31, 2023, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at March 31, 2024 and December 31, 2023.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $475 million as of both March 31, 2024 and December 31, 2023, and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. As of March 31, 2024 and December 31, 2023, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $41 million and $33 million, respectively.
At March 31, 2024 and December 31, 2023, PPG had designated €3.2 billion and €3.0 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments were $3.5 billion and $3.3 billion as of March 31, 2024 and December 31, 2023, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges/(income), net in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $2.6 billion and $2.5 billion at March 31, 2024 and December 31, 2023, respectively. The fair values of these contracts were net assets of $53 million and $23 million as of March 31, 2024 and December 31, 2023, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
The following table summarizes the amount of gains and losses deferred in Other comprehensive income ("OCI") and the amount and location of gains and losses recognized within the condensed consolidated statement of income related to derivative and debt financial instruments for the three months ended March 31, 2024 and 2023. All amounts are shown on a pretax basis.

	March 31, 2024		March 31, 2023		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain/(Loss) Recognized	Loss Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$13	$—	$13	Other charges/(income), net
Fair Value
Interest rate swaps	—	(3)	—	(2)	Interest expense
Total forward contracts and interest rate swaps	$—	$10	$—	$11
Net Investment
Cross currency swaps	$9	$2	($3)	$5	Interest expense
Foreign denominated debt	74	—	(33)	—
Total Net Investment	$83	$2	($36)	$5
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of March 31, 2024 and December 31, 2023, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2023 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities recorded in its condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 that were measured using Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis

	March 31, 2024			December 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$9	$—	$—	$9	$—	$—
Foreign currency forward contracts (a)	$—	$56	$—	$—	$28	$—
Cross currency swaps (b)	$—	$3	$—	$—	$2	$—
Investments:
Marketable equity securities	$83	$—	$—	$74	$—	$—
Other assets:
Cross currency swaps (b)	$—	$38	$—	$—	$31	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$3	$—	$—	$5	$—
Other liabilities:
Interest rate swaps (c)	$—	$20	$—	$—	$14	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	March 31, 2024 (a)	December 31, 2023 (b)
Long-term debt - carrying value	$6,234	$6,042
Long-term debt - fair value	$5,977	$5,781
(a)Excludes finance lease obligations of $8 million and short-term borrowings of $9 million as of March 31, 2024.
(b)Excludes finance lease obligations of $8 million and short-term borrowings of $4 million as of December 31, 2023.
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

	Three Months Ended March 31
($ in millions)	2024	2023
Stock-based compensation expense	$12	$17
Income tax benefit recognized	$2	$4

Grants of stock-based compensation during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31
	2024		2023
	Shares	Fair Value	Shares	Fair Value
Stock options	426,939	$43.83	410,001	$38.55
Restricted stock units	207,370	$137.83	248,949	$124.44
Contingent shares (a)	51,543	$142.65	52,389	$129.03
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock options granted during the three months ended March 31, 2024 was calculated with the following weighted average assumptions:

Weighted average exercise price	$142.65
Risk-free interest rate	4.3%
Expected life of option in years	6.5
Expected dividend yield	1.7%
Expected volatility	28.4%
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

13.    Commitments and Contingent Liabilities
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, antitrust, employment and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury, property damage and certain other claims, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and certain insurers may contest coverage with respect to claims in the future. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
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
Asbestos Matters
As of March 31, 2024, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries (“Products Claims”);
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”); and
•asbestos-related claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”).
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required. Additionally, as a supplement to its periodic monitoring and review, the Company conducts discussions with counsel and engages valuation consultants to analyze its claims history and estimate the amount of the Company’s potential liability for asbestos-related claims. As of both March 31, 2024 and December 31, 2023, the Company's asbestos-related reserves totaled $48 million.
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

As remediation at certain environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to adjust the reserves for these sites. In 2024 and 2023, certain charges have been recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are expensed as incurred.
As of March 31, 2024 and December 31, 2023, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	March 31, 2024	December 31, 2023
New Jersey Chrome	$50	$53
Glass and chemical	53	54
Other	117	120
Total environmental reserves	$220	$227
Current portion	$45	$52
Pretax charges against income for environmental remediation costs are included in Other charges/(income), net in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31
($ in millions)	2024	2023
Environmental remediation pretax charges	$3	$3
Cash outlays for environmental remediation activities	$8	$9
Remediation: New Jersey Chrome
In June 2009, PPG entered into a settlement agreement with the New Jersey Department of Environmental Protection (“NJDEP”) and Jersey City, New Jersey (which had asserted claims against PPG for lost tax revenue) which was in the form of a Partial Consent Judgment (the "Consent"). Under the Consent, PPG accepted sole responsibility for the remediation activities at its former chromium manufacturing location in Jersey City and a number of additional surrounding sites. Remediation of the New Jersey Chrome sites requires PPG to remediate soil and groundwater contaminated by hexavalent chromium, as well as perform certain other environmental remediation activities. The most significant assumptions underlying the estimate of remediation costs for all New Jersey Chrome sites relate to the extent and concentration of chromium in the soil.
PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils and groundwater, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. As of March 31, 2024 and December 31, 2023, PPG's reserve for remediation of all New Jersey Chrome sites was $50 million and $53 million, respectively. The major cost components of this liability are related to excavation of impacted soil, as well as groundwater remediation. These components each account for approximately 65% and 10% of the amount accrued at March 31, 2024, respectively.
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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three months ended March 31, 2024 and 2023, service revenue constituted less than 5% of total revenue.

Net sales by segment and region for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31
($ in millions)	2024	2023
Performance Coatings
United States and Canada	$1,121	$1,123
Europe, Middle East and Africa ("EMEA")	884	900
Asia Pacific	241	256
Latin America	368	349
Total	$2,614	$2,628
Industrial Coatings
United States and Canada	$621	$653
EMEA	475	528
Asia Pacific	415	391
Latin America	186	180
Total	$1,697	$1,752
Total Net Sales
United States and Canada	$1,742	$1,776
EMEA	1,359	1,428
Asia Pacific	656	647
Latin America	554	529
Total PPG	$4,311	$4,380
Allowance for Doubtful Accounts
All trade receivables are reported on the condensed consolidated balance sheet at the outstanding principal amount adjusted for any allowance for doubtful accounts and any charge-offs. PPG provides an allowance for doubtful accounts to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. This allowance is estimated based on historical collection experience, current regional economic and market conditions, the aging of accounts receivable, assessments of current creditworthiness of customers and forward-looking information. The use of forward-looking information is based on certain macroeconomic and microeconomic indicators, including, but not limited to, regional business environment risk, political risk, and commercial and financing risks.
PPG reviews its allowance for doubtful accounts on a quarterly basis to ensure the estimate reflects regional risk trends as well as current and future global operating conditions.
The following table summarizes the activity for the allowance for doubtful accounts for the three months ended March 31, 2024 and 2023:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2024	2023
January 1	$25	$31
Bad debt expense	2	3
Write-offs and recoveries of previously reserved trade receivables	(2)	(3)
Other	(1)	(1)
March 31	$24	$30

15.    Reportable Business Segment Information
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
The Performance Coatings reportable business segment is comprised of the automotive refinish coatings, aerospace coatings, architectural coatings – Americas and Asia Pacific, architectural coatings – EMEA, protective and marine coatings and traffic solutions operating segments. This reportable business segment primarily supplies a variety of protective and decorative coatings, adhesives, sealants and finishes, along with paint strippers, stains and related chemicals, pavement marking products, transparencies and transparent armor and paint films.
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
Reportable business segment net sales and segment income for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31
($ in millions)	2024	2023
Net sales:
Performance Coatings	$2,614	$2,628
Industrial Coatings	1,697	1,752
Total	$4,311	$4,380
Segment income:
Performance Coatings	$402	$395
Industrial Coatings	249	240
Total	$651	$635
Corporate unallocated	(83)	(67)
Interest expense, net of interest income	(13)	(34)
Business restructuring-related costs, net (a)	(11)	—
Portfolio optimization (b)	(6)	—
Pension settlement charge (c)	—	(190)
Insurance recovery (d)	—	9
Income before income taxes	$538	$353
(a)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other charges/(income), net on the condensed consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the condensed consolidated statement of income and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization and Selling, general and administrative on the condensed consolidated statement of income.
(b)Portfolio optimization includes advisory, legal, accounting, valuation, other professional or consulting fees and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income.
(c)In the first quarter 2023, PPG purchased group annuity contracts that transferred pension benefit obligations for certain of the Company’s retirees in the U.S. to third-party insurance companies, resulting in a non-cash pension settlement charge.
(d)In the first quarter 2023, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2020.
16.    Supplier Finance Programs
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
The rollforward of outstanding obligations confirmed as valid under the supplier finance programs for the three months ended March 31, 2024 is as follows:

($ in millions)	2024
January 1	$301
Invoices confirmed	183
Confirmed invoices paid	(207)
Currency impact	(6)
March 31	$271

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the condensed consolidated financial statements in Part I, Item 1, “Financial Statements,” of this report and in conjunction with the 2023 Form 10-K.
Highlights
Net sales were approximately $4.3 billion for the three months ended March 31, 2024, a decrease of 1.6% compared to the prior year, driven by lower sales volumes.
Income before income taxes was $538 million for the three months ended March 31, 2024, an increase of $185 million compared to the prior year. This increase was primarily due to the absence of a $190 million Pension settlement charge recorded in the first quarter 2023.
Results of Operations

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2024	2023	2024 vs. 2023
Net sales	$4,311	$4,380	(1.6)%
Cost of sales, exclusive of depreciation and amortization	$2,445	$2,596	(5.8)%
Selling, general and administrative	$1,064	$992	7.3%
Depreciation	$103	$92	12.0%
Amortization	$38	$41	(7.3)%
Research and development, net	$109	$104	4.8%
Interest expense	$55	$59	(6.8)%
Interest income	($42)	($25)	68.0%
Pension settlement charge	$—	$190	(100.0)%
Other charges/(income), net	$1	($22)	(104.5)%

Net Sales by Region

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2024	2023	2024 vs. 2023
United States and Canada	$1,742	$1,776	(1.9)%
EMEA	1,359	1,428	(4.8)%
Asia Pacific	656	647	1.4%
Latin America	554	529	4.7%
Total	$4,311	$4,380	(1.6)%
Three Months Ended March 31, 2024
Net sales decreased $69 million due to the following:
● Lower sales volumes (-2%)

For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, decreased $151 million primarily due to lower sales volumes and moderating input costs.
Selling, general and administrative expense increased $72 million primarily due to wage inflation and growth-related investments.
Depreciation expense increased $11 million primarily due to higher accelerated depreciation related to previously approved restructuring actions.
Other charges/(income), net increased by $23 million primarily due to the absence of a first quarter 2023 insurance recovery related to hurricane damage at a southern U.S. factory.
Interest expense decreased $4 million primarily due to lower debt balances. Interest income increased $17 million primarily due to higher levels of cash and cash equivalents and higher interest rates.
A pension settlement charge of $190 million was recorded in the first quarter 2023 associated with the Company's purchase of group annuity contracts that transferred pension benefit obligations for certain of the Company’s retirees in the U.S. to third-party insurance companies. Refer to Note 9, "Pensions and Other Postretirement Benefits" in Part I, Item 1 of this Form 10-Q for additional information.
Effective Tax Rate and Earnings Per Diluted Share

	Three Months Ended March 31		Percent Change
($ in millions, except percentages and amounts per share)	2024	2023	2024 vs. 2023
Income tax expense	$129	$80	61.3%
Effective tax rate	24.0%	22.7%	1.3%
Adjusted effective tax rate, continuing operations*	24.1%	23.3%	0.8%

Earnings per diluted share, continuing operations	$1.69	$1.11	52.3%
Adjusted earnings per diluted share*	$1.86	$1.82	2.2%
*See Regulation G Reconciliation below
Adjusted earnings per diluted share for the three months ended March 31, 2024 increased year-over-year primarily due to moderating raw material costs, partially offset by lower sales volumes.
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

	Three Months Ended March 31, 2024
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$538	$129	24.0%	$400	$1.69
Adjusted for:
Acquisition-related amortization expense	38	9	24.6%	29	0.12
Business restructuring-related costs, net(b)	11	3	27.4%	8	0.03
Portfolio optimization(c)	6	2	24.2%	4	0.02
Adjusted, continuing operations, excluding certain items	$593	$143	24.1%	$441	$1.86

	Three Months Ended March 31, 2023
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$353	$80	22.7%	$264	$1.11
Adjusted for:
Acquisition-related amortization expense	41	10	24.5%	31	0.13
Pension settlement charge(d)	190	46	24.3%	144	0.61
Insurance recovery(e)	(9)	(2)	24.3%	(7)	(0.03)
Adjusted, continuing operations, excluding certain items	$575	$134	23.3%	$432	$1.82
(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other charges/(income), net on the condensed consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the condensed consolidated statement of income and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization and Selling, general and administrative on the condensed consolidated statement of income.
(c)Portfolio optimization includes advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income.
(d)In the first quarter 2023, PPG purchased group annuity contracts that transferred pension benefit obligations for certain of the Company’s retirees in the U.S. to third-party insurance companies, resulting in a non-cash pension settlement charge.
(e)In the first quarter 2023, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2020.

Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except percentages)	2024	2023	2024 vs. 2023	2024 vs. 2023
Net sales	$2,614	$2,628	($14)	(0.5)%
Segment income	$402	$395	$7	1.8%
Amortization expense	$27	$30	($3)	(10.0)%
Segment income, excluding amortization expense	$429	$425	$4	0.9%
Three Months Ended March 31, 2024
Performance Coatings net sales decreased due to the following:
● Lower sales volumes (-3%)

Partially offset by:
● Higher selling prices (+1%)
● Favorable foreign currency translation (+1%)

Architectural coatings – EMEA net sales, excluding the impact of currency, acquisitions and divestitures ("organic sales") decreased by a mid-single-digit percentage year over year driven by lower sales volumes. Consumer confidence remained weak during the quarter, and the timing of the Easter holiday negatively impacted results by deferring sales into the second quarter 2024. Regional demand remained uneven by country, with challenging sales volumes in western Europe partially offset by positive sales trends in central and eastern Europe.
Architectural coatings - Americas and Asia Pacific organic sales decreased by a mid-single-digit percentage compared to the prior year driven by the timing of the Easter holiday and lower sales volume compared to an elevated first quarter 2023, which included a $40 million customer load-in. In Mexico, the business continued to benefit from our strong concessionaire network.
Automotive refinish coatings organic sales were relatively flat versus prior year as higher prices were offset by lower sales volumes. In the U.S., sales volumes declined reflecting a strong prior year comparable period and as body shop activity moderated. In Europe, weaker market demand drove a small decline in sales volumes. In China, demand for refinish products is recovering and expected to continue to improve in the coming quarters.
Aerospace coatings organic sales increased by a mid-single-digit percentage, led by higher prices and sales volumes as demand was strong in all regions. Global air travel remains below pre-pandemic levels for both domestic and international flights.
Protective and marine coatings organic sales increased by a low single-digit percentage year over year primarily due to higher sales volumes, which were driven by global energy and marine demand for our sustainably advantaged products.
Traffic solutions organic sales decreased by a mid-single-digit percentage year over year due to lower sales volumes and prices. The U.S. delivered mid-single-digit percentage volume growth which was offset by a challenging environment in Argentina.
Segment income was $402 million, an increase of 2% versus the prior year, primarily due to higher selling prices and moderating raw material costs partially offset by lower sales volume, higher selling, general and administrative costs and wage inflation.

Looking Ahead
In the second quarter, demand in Mexico is expected to remain robust, and we expect to experience continued strength in the aerospace and protective and marine coatings businesses. In the second quarter, automotive refinish coatings is expected to decline compared to record results last year due the timing of orders, and we expect to see the benefit of summer seasonal sales in traffic solutions. In architectural coatings, comparisons to the second quarter 2023 will be positively impacted by the timing of Easter. We expect to realize continued benefits from moderating input costs, and several businesses have implemented targeted, incremental price increases. Aggregate organic sales are anticipated to increase by a low single-digit percentage compared to the second quarter 2023.
Industrial Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except percentages)	2024	2023	2024 vs. 2023	2024 vs. 2023
Net sales	$1,697	$1,752	($55)	(3.1)%
Segment income	$249	$240	$9	3.8%
Amortization expense	$9	$11	($2)	(18.2)%
Segment income, excluding amortization expense	$258	$251	$7	2.8%
Three Months Ended March 31, 2024
Industrial Coatings segment net sales decreased due to the following:
● Lower selling prices (-2%)
● Lower sales volumes (-1%)
Automotive OEM coatings organic sales decreased by a low single-digit percentage year over year as uneven regional industry volumes and lower index-based pricing were partly offset by PPG share gains in China. PPG sales volumes increased in the Asia Pacific and Latin America regions offset by declines in the U.S. and Europe. In Western Europe, automotive industry build rates were lower than prior year in the first quarter. In China, automotive retail sales activity continued to be solid, along with exports.
In the industrial coatings business, organic sales decreased by a mid-single-digit percentage year over year due to lower sales volumes and prices. Overall, global industrial production remained sluggish resulting in lower sales volumes in all regions except Asia Pacific, where volumes increased a high single-digit percentage.
Packaging coatings organic sales were flat year over year with solidly higher volumes stemming from PPG share gains offset by lower index-based pricing.
Specialty coatings and materials organic sales increased by a mid-single-digit percentage due to strong sales volumes partially offset by the absence of European energy-related surcharge pricing in the prior year period.
Segment income increased $9 million year over year primarily due to moderating input costs and other wage deflation, which more than offset lower selling prices and lower sales volumes.
Looking Ahead
In the second quarter, global industrial production is expected to remain at a low level with improvement in the Asia Pacific region offset by sluggishness in Europe. Aggregate organic sales are anticipated to be similar to the second quarter 2023. Automotive industry build rates are expected to increase modestly in the second quarter with growth in China and Latin America offsetting anticipated declining builds in Europe. Additionally, packaging coatings is expected to have positive sales volume growth in all regions compared to the prior-year second quarter. For the segment, lower prices are anticipated in 2024 due to index pricing and the absence of European energy-related surcharge pricing.

Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.2 billion and $1.6 billion at March 31, 2024 and December 31, 2023, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's access to capital markets will be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and contractual obligations.
Cash (used for)/from operating activities
Cash used for operating activities for the three months ended March 31, 2024 was $60 million and cash from operating activities for the three months ended March 31, 2023 was $85 million. The $145 million increase in cash used for operating activities was primarily due to unfavorable changes in working capital in the first quarter 2024 compared to the prior year.
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

($ in millions, except percentages)	March 31, 2024	December 31, 2023	March 31, 2023
Trade receivables, net	$3,156	$2,881	$3,142
Inventories, FIFO	2,583	2,376	2,880
Trade creditors’ liabilities	2,672	2,612	2,805
Operating working capital	$3,067	$2,645	$3,217
Operating working capital as a % of sales	17.8%	15.2%	18.4%
Days sales outstanding	60	55	58
Environmental

	Three Months Ended March 31
($ in millions)	2024	2023
Cash outlays for environmental remediation activities	$8	$9

($ in millions)	Remainder of 2024	Annually 2025 - 2028
Projected future cash outlays for environmental remediation activities	$30 - $50	$20 - $75
Cash used for investing activities
Cash used for investing activities for the three months ended March 31, 2024 and 2023 was $239 million and $64 million, respectively. The $175 million increase in cash used for investing activities was primarily due to higher capital expenditures compared to the prior year.
Total capital spending is expected to be approximately $600 million in 2024 in support of future organic growth opportunities.
Cash (used for)/from financing activities
Cash used for financing activities for the three months ended March 31, 2024 and 2023 was $35 million and cash from financing activities for the three months ended March 31, 2023 was $277 million. The $312 million increase in cash used for financing activities was primarily due to share repurchases and the absence of net proceeds from commercial paper and short-term debt.

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
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In addition to the amounts borrowed to finance the acquisition of Tikkurila, the Term Loan Credit Agreement allowed the Company to make up to eleven additional borrowings prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are consistent with those in the Credit Agreement discussed above and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In June 2021, PPG borrowed $700 million under Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement. In 2022 and 2023, PPG repaid $300 million and $1.1 billion, respectively, of the Term Loan Credit Agreement using cash on hand. The Term Loan Credit Agreement was fully repaid as of December 31, 2023.
In March 2023, PPG amended its five-year credit agreement (the “Credit Agreement”) dated as of August 30, 2019. The amendments to the Credit Agreement replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term SOFR. The other terms of the Credit Agreement remained unchanged. In July 2023, PPG amended and restated the Credit Agreement, extending the term through July 27, 2028. The amended and restated Credit Agreement provides for a $2.3 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of March 31, 2024 and December 31, 2023.
The Term Loan and the Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan and the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of March 31, 2024, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 43%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of March 31, 2024 and December 31, 2023.
Other Debt Issued and Repaid
In March 2023, PPG's $300 million 3.2% notes matured, and the Company repaid this obligation using cash on hand.

Other Liquidity Information
Restructuring
Aggregate restructuring savings were approximately $8 million in the first quarter 2024. Total restructuring savings are expected to be at least $35 million in 2024. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 5, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to these actions of approximately $80 million in 2024.
Strategic Reviews
During the first quarter 2024, PPG announced that it would review strategic alternatives for its architectural coatings U.S. and Canada business and its global silicas products business. Through these strategic reviews, PPG will assess whether some or all of these businesses are better suited to grow faster with a partner or different owner, or may be better suited to operate as a core business within another company, as a standalone entity, or in a joint venture. PPG is executing on the strategic reviews and will communicate the path forward once determined.
Currency
Comparing spot exchange rates at March 31, 2024 and at December 31, 2023, the U.S. dollar strengthened against the currencies of many countries within Europe and Asia where PPG operates, partially offset by weakening against the Mexican peso. As a result, consolidated net assets at March 31, 2024 decreased by $12 million compared to December 31, 2023.
Comparing average exchange rates during the first three months of 2024 to those of the first three months of 2023, the U.S. dollar weakened against the currencies of many countries where PPG operates, including the Mexican Peso, partially offset by strengthening against the Chinese Yuan. This had a favorable impact on Income before income taxes for the three months ended March 31, 2024 of $10 million from the translation of these foreign earnings into U.S. dollars.
New Accounting Standards
Refer to Note 2, “New Accounting Standards” in Part I, Item 1 of this Form 10-Q for further details on recently issued accounting guidance.
Commitments and Contingent Liabilities, including Environmental Matters
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 13, “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q for a description of certain of these lawsuits.
As discussed in Part II, Item 1 and Note 13, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.
As also discussed in Note 13, PPG has significant reserves for environmental contingencies. Refer to the Environmental Matters section of Note 13 for details of these reserves. It is PPG’s policy to accrue expenses for contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time.
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
For a comprehensive discussion of the Company’s critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K. There were no material changes in the Company’s critical accounting estimates from the 2023 Form 10-K.
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
Consequently, while the list of factors presented here and in the 2023 Form 10-K under Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or income, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1A of the 2023 Form 10-K and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. Certain foreign currency forward contracts outstanding during 2024 and 2023 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts was a net asset of $53 million and $23 million as of March 31, 2024 and December 31, 2023, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $409 million for the three months ended March 31, 2024 and $402 million for the year ended December 31, 2023.
PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $475 million as of both March 31, 2024 and December 31, 2023. The fair value of these contracts were net assets of $41 million and $33 million as of March 31, 2024 and December 31, 2023, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $44 million and $46 million at March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, PPG had non-U.S. dollar denominated borrowings outstanding of $3.5 billion and $3.3 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $385 million at March 31, 2024 and $363 million at December 31, 2023.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both March 31, 2024 and December 31, 2023. The fair values of these contracts was a liability of $20 million and $14 million as of March 31, 2024 and December 31, 2023, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased annual interest expense by $6 million and $5 million for the periods ended March 31, 2024 and December 31, 2023, respectively. Considering the debt balance outstanding at March 31, 2024 and December 31, 2023, a 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $3 million and by $2 million, respectively. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $94 million and $96 million at March 31, 2024 and December 31, 2023, respectively; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2023 to March 31, 2024. Refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, asbestos exposure, antitrust, employment, securities and other matters arising out of the conduct of PPG’s current and past business activities. To the extent these lawsuits and claims involve personal injury, property damage and certain other claims, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and certain insurers may contest coverage with respect to claims in the future. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
From the late 1880’s until the early 1970’s, PPG owned property located in Cadogan and North Buffalo Townships, Pennsylvania which was used for the disposal of solid waste from PPG’s former glass manufacturing facility in Ford City, Pennsylvania. In October 2018, the Pennsylvania Department of Environmental Protection (the “DEP”) approved PPG’s cleanup plan for the Cadogan Property. In April 2019, PPG and the DEP entered into a consent order and agreement (“CO&A”) which incorporated PPG’s approved cleanup plan and a draft final permit for the collection and discharge of seeps emanating from the former disposal area. The CO&A includes a civil penalty of $1.2 million for alleged past unauthorized discharges. PPG’s former disposal area is also the subject of a citizens’ suit filed by the Sierra Club and PennEnvironment seeking remedial measures beyond the measures specified in PPG’s approved cleanup plan, a civil penalty in addition to the penalty included in the CO&A and plaintiffs’ attorneys fees. PPG and the plaintiffs settled plaintiffs’ claims for injunctive relief and PPG agreed to enhancements to the DEP approved cleanup plan and a $250,000 donation to a Pennsylvania nonprofit organization. This settlement has been memorialized by an amendment to the CO&A which was appended to a Consent Agreement between PPG and the plaintiffs which has been entered by the federal court. The remaining claims in the case for attorneys’ fees and a civil penalty are not affected by this settlement. A trial on the issue of a civil penalty under the Clean Water Act has been scheduled for June 3, 2024. PPG believes that the remaining claims are without merit and intends to defend itself against these claims vigorously.
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company, see Note 13, “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2024:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
January 2024
Repurchase program	—	$—	—	7,162,444
February 2024
Repurchase program	—	$—	—	7,134,117
March 2024
Repurchase program	1,061,901	$141.29	1,061,901	5,936,211
Total quarter ended March 31, 2024
Repurchase program	1,061,901	$141.29	1,061,901	5,936,211
(1)In December 2017, PPG's board of directors approved a $2.5 billion share repurchase program. The remaining shares yet to be purchased under the program have been calculated using PPG’s closing stock price on the last business day of the respective month. This repurchase program has no expiration date.

In addition to the Company’s share repurchase program authorized in December 2017, PPG’s Board of Directors authorized the repurchase of an additional $2.5 billion of outstanding common stock on April 18, 2024.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.
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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheet at March 31, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 19, 2024	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)