Form 10-Q
period 2024-06-30
PPG INDUSTRIES INC
filed 2024-07-19
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of June 30, 2024, 233.3 million shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in millions, except per share amounts)	2024	2023	2024	2023
Net sales	$4,794	$4,872	$9,105	$9,252
Cost of sales, exclusive of depreciation and amortization	2,734	2,866	5,179	5,462
Selling, general and administrative	1,077	1,069	2,141	2,061
Depreciation	98	93	201	185
Amortization	36	40	74	81
Research and development, net	111	110	220	214
Interest expense	62	67	117	126
Interest income	(45)	(32)	(87)	(57)
Pension settlement charge	—	—	—	190
Other charges/(income), net	28	13	29	(9)
Income before income taxes	$693	$646	$1,231	$999
Income tax expense	156	149	285	229
Net income attributable to controlling and noncontrolling interests	$537	$497	$946	$770
Net income attributable to noncontrolling interests	(9)	(7)	(18)	(16)
Net income (attributable to PPG)	$528	$490	$928	$754

Earnings per common share (attributable to PPG)	$2.25	$2.08	$3.95	$3.20

Earnings per common share (attributable to PPG) - assuming dilution	$2.24	$2.06	$3.93	$3.18
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2024	2023	2024	2023
Net income attributable to controlling and noncontrolling interests	$537	$497	$946	$770
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefits	20	—	20	139
Unrealized foreign currency translation adjustments	(434)	109	(448)	373
Other comprehensive (loss)/income, net of tax	($414)	$109	($428)	$512
Total comprehensive income	$123	$606	$518	$1,282
Less: amounts attributable to noncontrolling interests:
Net income	(9)	(7)	(18)	(16)
Unrealized foreign currency translation adjustments	2	—	4	(1)
Comprehensive income attributable to PPG	$116	$599	$504	$1,265
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,131	$1,514
Short-term investments	61	75
Receivables, net	3,845	3,279
Inventories	2,299	2,127
Other current assets	448	436
Total current assets	$7,784	$7,431
Property, plant and equipment (net of accumulated depreciation of $4,996 and $4,963)	3,636	3,644
Goodwill	6,047	6,200
Identifiable intangible assets, net	2,266	2,424
Deferred income taxes	319	273
Investments	295	259
Operating lease right-of-use assets	812	832
Other assets	570	584
Total	$21,729	$21,647
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,332	$4,467
Restructuring reserves	60	87
Short-term debt and current portion of long-term debt	639	306
Current portion of operating lease liabilities	194	194
Total current liabilities	$5,225	$5,054
Long-term debt	5,765	5,748
Operating lease liabilities	604	622
Accrued pensions	587	588
Other postretirement benefits	436	450
Deferred income taxes	509	508
Other liabilities	658	654
Total liabilities	$13,784	$13,624
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,235	1,202
Retained earnings	22,123	21,500
Treasury stock, at cost	(13,897)	(13,600)
Accumulated other comprehensive loss	(2,663)	(2,239)
Total PPG shareholders’ equity	$7,767	$7,832
Noncontrolling interests	178	191
Total shareholders’ equity	$7,945	$8,023
Total	$21,729	$21,647
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2024	$969	$1,202	$21,500	($13,600)	($2,239)	$7,832	$191	$8,023
Net income attributable to controlling and noncontrolling interests	—	—	400	—	—	400	9	409
Other comprehensive loss, net of tax	—	—	—	—	(12)	(12)	(2)	(14)
Cash dividends	—	—	(153)	—	—	(153)	—	(153)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	31	—	6	—	37	—	37
Stock-based compensation activity	—	(11)	—	—	—	(11)	—	(11)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
March 31, 2024	$969	$1,222	$21,747	($13,746)	($2,251)	$7,941	$185	$8,126
Net income attributable to the controlling and noncontrolling interests	—	—	528	—	—	528	9	537
Other comprehensive loss, net of tax	—	—	—	—	(412)	(412)	(2)	(414)
Cash dividends	—	—	(152)	—	—	(152)	—	(152)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	3	—	1	—	4	—	4
Stock-based compensation activity	—	10	—	—	—	10	—	10
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	—	—	—	(1)	(1)
June 30, 2024	$969	$1,235	$22,123	($13,897)	($2,663)	$7,767	$178	$7,945
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2023	$969	$1,130	$20,828	($13,525)	($2,810)	$6,592	$117	$6,709
Net income attributable to controlling and noncontrolling interests	—	—	264	—	—	264	9	273
Other comprehensive income, net of tax	—	—	—	—	402	402	1	403
Cash dividends	—	—	(146)	—	—	(146)	—	(146)
Issuance of treasury stock	—	21	—	10	—	31	—	31
Stock-based compensation activity	—	(1)	—	—	—	(1)	—	(1)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reductions in noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2023	$969	$1,150	$20,946	($13,515)	($2,408)	$7,142	$111	$7,253
Net income attributable to the controlling and noncontrolling interests	—	—	490	—	—	490	7	497
Other comprehensive income/(loss), net of tax	—	—	—	—	109	109	—	109
Cash dividends	—	—	(146)	—	—	(146)	—	(146)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Issuance of treasury stock	—	7	—	3	—	10	—	10
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Acquisition of noncontrolling interests	—	—	—	—	—	—	70	70
June 30, 2023	$969	$1,166	$21,290	($13,512)	($2,299)	$7,614	$178	$7,792
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
($ in millions)	2024	2023
Operating activities:
Net income attributable to controlling and noncontrolling interests	$946	$770
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	275	266
Pension settlement charge	—	190
Stock-based compensation expense	22	34
Deferred income taxes	(44)	(112)
Cash used for restructuring actions	(27)	(29)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(638)	(528)
Inventories	(217)	(176)
Other current assets	(43)	(61)
Accounts payable and accrued liabilities	41	156
Taxes and interest payable	(5)	51
Noncurrent assets and liabilities, net	39	(77)
Other	(44)	137
Cash from operating activities	$305	$621
Investing activities:
Capital expenditures	($374)	($242)
Business acquisitions, net of cash balances acquired	(27)	(106)
Proceeds from the settlement of cross currency swap contracts	10	52
Other	21	6
Cash used for investing activities	($370)	($290)
Financing activities:
Net proceeds from commercial paper and short-term debt	$171	$100
Net change in borrowing with maturities of three months or less	11	(12)
Proceeds from Term Loan, net of fees	274	550
Repayment of Term Loan Credit Agreement	—	(300)
Repayment of long-term debt	—	(300)
Purchase of treasury stock	(312)	—
Dividends paid on PPG common stock	(305)	(292)
Other	(24)	(12)
Cash used for financing activities	($185)	($266)
Effect of currency exchange rate changes on cash and cash equivalents	(133)	64
Net (decrease)/increase in cash and cash equivalents	($383)	$129
Cash and cash equivalents, beginning of period	1,514	1,099
Cash and cash equivalents, end of period	$1,131	$1,228

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$134	$130
Taxes paid, net of refunds	$343	$270

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$73	$73
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of June 30, 2024 and the results of its operations and cash flows for the three and six months ended June 30, 2024 and 2023. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2023 Annual Report on Form 10-K (the "2023 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and six months ended June 30, 2024 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
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
3.     Inventories

($ in millions)	June 30, 2024	December 31, 2023
Finished products	$1,293	$1,197
Work in process	257	236
Raw materials	693	640
Supplies	56	54
Total Inventories	$2,299	$2,127

Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 16% and 20% of total inventories at June 30, 2024 and December 31, 2023, respectively. If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been $247 million and $249 million higher as of June 30, 2024 and December 31, 2023, respectively.
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
The Company did not identify an indication of goodwill impairment for any of its reporting units or an indication of impairment of any of its indefinite-lived intangible assets during the six months ended June 30, 2024.
The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2024 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2024	$4,994	$1,206	$6,200
Acquisitions, including purchase accounting adjustments	2	—	2
Foreign currency impact	(127)	(28)	(155)
June 30, 2024	$4,869	$1,178	$6,047
As of both June 30, 2024 and December 31, 2023, accumulated goodwill impairment losses totaled $158 million.
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	June 30, 2024			December 31, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,370	$—	$1,370	$1,442	$—	$1,442
Definite-Lived Identifiable Intangible Assets
Acquired technology	$837	($688)	$149	$845	($678)	$167
Customer-related	1,877	(1,259)	618	1,933	(1,259)	674
Trade names	308	(181)	127	319	(180)	139
Other	49	(47)	2	50	(48)	2
Total Definite-Lived Intangible Assets	$3,071	($2,175)	$896	$3,147	($2,165)	$982
Total Identifiable Intangible Assets	$4,441	($2,175)	$2,266	$4,589	($2,165)	$2,424
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of June 30, 2024, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining six months of 2024	$73
2025	$128
2026	$107
2027	$96
2028	$83
2029	$78
Thereafter	$331

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
The following table summarizes restructuring reserve activity for the six months ended June 30, 2024 and 2023:

	Total Reserve
($ in millions)	2024	2023
January 1	$113	$169
Approved restructuring actions	—	12
Release of prior reserves and other adjustments(a)	(1)	(15)
Cash payments	(27)	(29)
Foreign currency impact	(2)	2
June 30	$83	$139
(a)Certain releases were recorded to reflect the current estimate of costs to complete planned business restructuring actions.
The majority of the approved business restructuring actions and associated cash outlays are expected to be completed in the next twelve months.
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
In March 2023, PPG amended its five-year credit agreement (the “Credit Agreement”) dated as of August 30, 2019. The amendments to the Credit Agreement replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term SOFR. The other terms of the Credit Agreement remained unchanged. In July 2023, PPG amended and restated the Credit Agreement, extending the term through July 27, 2028. The amended and restated Credit Agreement provides for a $2.3 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of June 30, 2024 and December 31, 2023.
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

The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were $171 million commercial paper borrowings outstanding as of June 30, 2024 and no commercial paper borrowings outstanding as of December 31, 2023.
The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement also requires the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of June 30, 2024, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 44%.
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
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In addition to the amounts borrowed to finance the acquisition of Tikkurila, the Term Loan Credit Agreement allowed the Company to make up to eleven additional borrowings prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are consistent with those in the Credit Agreement discussed above and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement was scheduled to mature and all outstanding borrowings were to be due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In June 2021, PPG borrowed $700 million under Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement. In 2022 and 2023, PPG repaid $300 million and $1.1 billion, respectively, of the Term Loan Credit Agreement using cash on hand. The Term Loan Credit Agreement was fully repaid as of December 31, 2023.

Restrictive Covenants and Cross-Default Provisions
As of June 30, 2024, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $231 million and $232 million as of June 30, 2024 and December 31, 2023, respectively.
7.    Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(number of shares in millions)	2024	2023	2024	2023
Weighted average common shares outstanding	234.5	236.0	235.1	235.9
Effect of dilutive securities:
Stock options	0.4	0.6	0.5	0.5
Other stock compensation plans	0.8	0.7	0.7	0.7
Potentially dilutive common shares	1.2	1.3	1.2	1.2
Adjusted weighted average common shares outstanding	235.7	237.3	236.3	237.1

Dividends per common share	$0.65	$0.62	$1.30	$1.24

Antidilutive securities(a):
Stock options	1.1	0.4	0.7	0.9
(a)Excluded from the computation of earnings per diluted share due to their antidilutive effect.
8.    Income Taxes

	Six Months Ended June 30
	2024	2023
Effective tax rate on pretax income	23.2%	22.9%
Income tax expense for the six months ended June 30, 2024 and 2023 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2024 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2024 could be different from the forecasted amount used to estimate Income tax expense for the six months ended June 30, 2024.

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
Net periodic pension benefit cost and other postretirement benefit cost for the three and six months ended June 30, 2024 and 2023 was as follows:

	Pension
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2024	2023	2024	2023
Service cost	$2	$2	$4	$4
Interest cost	26	24	52	55
Expected return on plan assets	(27)	(24)	(54)	(55)
Amortization of actuarial losses	5	3	11	10
Settlements	8	1	8	191
Net periodic benefit cost	$14	$6	$21	$205

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2024	2023	2024	2023
Service cost	$1	$1	$2	$2
Interest cost	6	6	12	13
Amortization of actuarial gains	(1)	(1)	(1)	(1)
Amortization of prior service credit	—	(1)	(2)	(3)
Net periodic benefit cost	$6	$5	$11	$11
Net periodic pension cost was lower for the six months ended June 30, 2024 compared to 2023 primarily due to the Pension settlement charge recognized in the first quarter 2023.
PPG expects 2024 full year net periodic pension expense of approximately $35 million and net periodic other postretirement expense of approximately $21 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2024	2023	2024	2023
Non-U.S. defined benefit pension mandatory contributions	$1	$1	$2	$2
PPG expects to make mandatory contributions to its defined benefit pension plans in the range of $10 million to $20 million during the remaining six months of 2024. In addition to any mandatory contributions, PPG may elect to make voluntary contributions to its defined benefit pension plans in 2024 and beyond.

10.    Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (a)	Pension and Other Postretirement Benefit Adjustments, net of tax (b)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2023	($2,254)	($557)	$1	($2,810)
Current year deferrals to AOCL	371	(11)	—	360
Reclassifications from AOCL to net income	1	150	—	151
June 30, 2023	($1,882)	($418)	$1	($2,299)

January 1, 2024	($1,746)	($494)	$1	($2,239)
Current year deferrals to AOCL	(444)	8	—	(436)
Reclassifications from AOCL to net income	—	12	—	12
June 30, 2024	($2,190)	($474)	$1	($2,663)
(a)The tax cost related to unrealized foreign currency translation adjustments on net investment hedges was $75 million and $58 million as of June 30, 2024 and 2023, respectively.
(b)The tax benefit related to the adjustment for pension and other postretirement benefits was $6 million and $47 million for the six months ended June 30, 2024 and 2023, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit cost (See Note 9, "Pensions and Other Postretirement Benefits").
11.    Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at June 30, 2024 and December 31, 2023, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and six months ended June 30, 2024 and 2023.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three and six months ended June 30, 2024 and 2023, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the six months ended June 30, 2024 and 2023 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both June 30, 2024 and December 31, 2023. These swaps are designated as fair value hedges and are carried at fair value.

Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps were liabilities of $21 million and $14 million at June 30, 2024 and December 31, 2023, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at June 30, 2024 and December 31, 2023.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $475 million as of both June 30, 2024 and December 31, 2023, and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. As of June 30, 2024 and December 31, 2023, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $44 million and $33 million, respectively.
At June 30, 2024 and December 31, 2023, PPG had designated €3.2 billion and €3.0 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments were $3.4 billion and $3.3 billion as of June 30, 2024 and December 31, 2023, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges/(income), net in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $2.6 billion and $2.5 billion at June 30, 2024 and December 31, 2023, respectively. The fair values of these contracts were net liabilities of $1 million as of June 30, 2024 and net assets of $23 million as of December 31, 2023.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
The following table summarizes the amount of gains and losses deferred in Other comprehensive income ("OCI") and the amount and location of gains and losses recognized within the condensed consolidated statement of income related to derivative and debt financial instruments for the six months ended June 30, 2024 and 2023. All amounts are shown on a pretax basis.

	June 30, 2024		June 30, 2023		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain/(Loss) Recognized	Loss Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$26	$—	$25	Other charges/(income), net
Fair Value
Interest rate swaps	—	(5)	—	(4)	Interest expense
Total forward contracts and interest rate swaps	$—	$21	$—	$21
Net Investment
Cross currency swaps	$11	$5	($11)	$7	Interest expense
Foreign denominated debt	96	—	(51)	—
Total Net Investment	$107	$5	($62)	$7

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of June 30, 2024 and December 31, 2023, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2023 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities recorded in its condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 that were measured using Level 3 inputs.
Assets and liabilities reported at fair value on a recurring basis

	June 30, 2024			December 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$9	$—	$—	$9	$—	$—
Foreign currency forward contracts (a)	$—	$13	$—	$—	$28	$—
Cross currency swaps (b)	$—	$4	$—	$—	$2	$—
Investments:
Marketable equity securities	$86	$—	$—	$74	$—	$—
Other assets:
Cross currency swaps (b)	$—	$40	$—	$—	$31	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$14	$—	$—	$5	$—
Other liabilities:
Interest rate swaps (c)	$—	$21	$—	$—	$14	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	June 30, 2024 (a)	December 31, 2023 (b)
Long-term debt - carrying value	$6,381	$6,042
Long-term debt - fair value	$6,117	$5,781
(a)Excludes finance lease obligations of $8 million and short-term borrowings of $15 million as of June 30, 2024.
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

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2024	2023	2024	2023
Stock-based compensation expense	$10	$17	$22	$34
Income tax benefit recognized	$2	$3	$4	$7
Grants of stock-based compensation during the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30
	2024		2023
	Shares	Fair Value	Shares	Fair Value
Stock options	426,939	$43.83	410,001	$38.55
Restricted stock units	235,633	$135.49	276,897	$125.49
Contingent shares (a)	51,543	$142.65	52,389	$129.03
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock options granted during the six months ended June 30, 2024 was calculated with the following weighted average assumptions:

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
Asbestos Matters
As of June 30, 2024, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries (“Products Claims”);
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”); and
•asbestos-related claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”).
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required. Additionally, as a supplement to its periodic monitoring and review, the Company conducts discussions with counsel and engages valuation consultants to analyze its claims history and estimate the amount of the Company’s potential liability for asbestos-related claims. As of June 30, 2024 and December 31, 2023, the Company's asbestos-related reserves totaled $46 million and $48 million, respectively.
The Company believes that, based on presently available information, the total reserves of $46 million for asbestos-related claims will be sufficient to encompass all of the Company’s current and estimable potential future asbestos liabilities. These reserves, which are included within Other liabilities on the accompanying consolidated balance sheets, involve significant management judgment and represent the Company’s current best estimate of its liability for these claims.
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
As of June 30, 2024 and December 31, 2023, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	June 30, 2024	December 31, 2023
New Jersey Chrome	$63	$53
Glass and chemical	56	54
Other	117	120
Total environmental reserves	$236	$227
Current portion	$47	$52
Pretax charges against income for environmental remediation costs are included in Other charges/(income), net in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2024	2023	2024	2023
Environmental remediation pretax charges	$21	$10	$24	$13
Cash outlays for environmental remediation activities	$5	$7	$13	$16
In the second quarter 2024, the Company recognized pretax environmental remediation charges of $20 million related to certain legacy PPG manufacturing sites. These legacy environmental remediation charges primarily relate to an increase in the expected cost of groundwater remediation and monitoring at the New Jersey Chrome site and a remedial action design change for the solid waste disposal area at the Ford City, Pennsylvania site.
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

PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils and groundwater, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. As of June 30, 2024 and December 31, 2023, PPG's reserve for remediation of all New Jersey Chrome sites was $63 million and $53 million, respectively. The major cost components of this liability are related to excavation of impacted soil as well as groundwater remediation. These components each account for approximately 55% and 25% of the amount accrued at June 30, 2024, respectively.
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

The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three and six months ended June 30, 2024 and 2023, service revenue constituted less than 5% of total revenue.
Net sales by segment and region for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2024	2023	2024	2023
Performance Coatings
United States and Canada	$1,405	$1,397	$2,526	$2,520
Europe, Middle East and Africa ("EMEA")	981	990	1,865	1,890
Asia Pacific	289	291	530	547
Latin America	373	363	741	712
Total	$3,048	$3,041	$5,662	$5,669
Industrial Coatings
United States and Canada	$634	$662	$1,255	$1,315
EMEA	473	530	948	1,058
Asia Pacific	445	445	860	836
Latin America	194	194	380	374
Total	$1,746	$1,831	$3,443	$3,583
Total Net Sales
United States and Canada	$2,039	$2,059	$3,781	$3,835
EMEA	1,454	1,520	2,813	2,948
Asia Pacific	734	736	1,390	1,383
Latin America	567	557	1,121	1,086
Total PPG	$4,794	$4,872	$9,105	$9,252
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
The following table summarizes the activity for the allowance for doubtful accounts for the six months ended June 30, 2024 and 2023:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2024	2023
January 1	$25	$31
Bad debt expense	5	6
Write-offs and recoveries of previously reserved trade receivables	(4)	(7)
Other	—	(2)
June 30	$26	$28

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
Reportable business segment net sales and segment income for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2024	2023	2024	2023
Net sales:
Performance Coatings	$3,048	$3,041	$5,662	$5,669
Industrial Coatings	1,746	1,831	3,443	3,583
Total	$4,794	$4,872	$9,105	$9,252
Segment income:
Performance Coatings	$570	$537	$972	$932
Industrial Coatings	259	250	508	490
Total	$829	$787	$1,480	$1,422
Corporate unallocated	(69)	(85)	(152)	(152)
Interest expense, net of interest income	(17)	(35)	(30)	(69)
Business restructuring-related costs, net (a)	(4)	(14)	(15)	(14)
Portfolio optimization (b)	(26)	(7)	(32)	(7)
Legacy environmental remediation charges(c)	(20)	—	(20)	—
Pension settlement charge (d)	—	—	—	(190)
Insurance recovery (e)	—	—	—	9
Income before income taxes	$693	$646	$1,231	$999
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
(b)Portfolio optimization includes losses on the sale of non-core assets, including the loss recognized on the sale of the Company's traffic solutions business in Argentina which was completed during the second quarter 2024, which is included in Other charges/(income), net in the condensed consolidated statement of income. Portfolio optimization also includes advisory, legal, accounting, valuation, other professional or consulting fees and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income.
(c)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other charges/(income), net in the condensed consolidated statement of income.
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
The rollforward of outstanding obligations confirmed as valid under the supplier finance programs for the six months ended June 30, 2024 is as follows:

($ in millions)	2024
January 1	$301
Invoices confirmed	320
Confirmed invoices paid	(362)
Currency impact	(8)
June 30	$251

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
Highlights
Net sales were approximately $4.8 billion for the three months ended June 30, 2024, a decrease of 1.6% compared to the prior year, primarily due to the unfavorable impact of foreign currency translation and the divestitures of the non-North American portion of the traffic solutions business.
Income before income taxes was $693 million for the three months ended June 30, 2024, an increase of $47 million compared to the prior year. This increase was primarily due to the impact of moderating raw material costs partially offset by wage inflation.
Results of Operations

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Net sales	$4,794	$4,872	(1.6)%	$9,105	$9,252	(1.6)%
Cost of sales, exclusive of depreciation and amortization	$2,734	$2,866	(4.6)%	$5,179	$5,462	(5.2)%
Selling, general and administrative	$1,077	$1,069	0.7%	$2,141	$2,061	3.9%
Depreciation	$98	$93	5.4%	$201	$185	8.6%
Amortization	$36	$40	(10.0)%	$74	$81	(8.6)%
Research and development, net	$111	$110	0.9%	$220	$214	2.8%
Interest expense	$62	$67	(7.5)%	$117	$126	(7.1)%
Interest income	($45)	($32)	40.6%	($87)	($57)	52.6%
Pension settlement charge	$—	$—	—%	$—	$190	(100.0)%
Other charges/(income), net	$28	$13	115.4%	$29	($9)	(422.2)%

Net Sales by Region

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
United States and Canada	$2,039	$2,059	(1.0)%	$3,781	$3,835	(1.4)%
EMEA	1,454	1,520	(4.3)%	2,813	2,948	(4.6)%
Asia Pacific	734	736	(0.3)%	1,390	1,383	0.5%
Latin America	567	557	1.8%	1,121	1,086	3.2%
Total	$4,794	$4,872	(1.6)%	$9,105	$9,252	(1.6)%
Three Months Ended June 30, 2024
Net sales decreased $78 million due to the following:
● Unfavorable foreign currency translation (-1%)
● Divestiture-related sales (-1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, decreased $132 million primarily due to moderating raw material costs.
Selling, general and administrative expense increased $8 million primarily due to wage inflation and growth-related investments.
Interest expense decreased $5 million primarily due to lower debt balances. Interest income increased $13 million primarily due to higher interest rates.
Other charges/(income), net increased by $15 million primarily due to higher environmental remediation charges and a non-cash loss on the sale of the traffic solutions business in Argentina, partially offset by an increase in realized foreign currency gains.
Six Months Ended June 30, 2024
Net sales decreased $147 million due to the following:
● Lower sales volumes (-1%)
● Divestiture-related sales (-1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, decreased $283 million primarily due to moderating raw material costs.
Selling, general and administrative expense increased $80 million primarily due to wage inflation and growth-related investments.
Depreciation expense increased $16 million primarily due to higher accelerated depreciation related to previously approved restructuring actions.
Interest expense decreased $9 million primarily due to lower debt balances. Interest income increased $30 million primarily due to higher interest rates.
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
Other charges/(income), net increased by $38 million primarily due to higher environmental remediation charges, a non-cash loss on the sale of the Argentina portion of the traffic solutions business and the absence of a first quarter 2023 insurance recovery related to hurricane damage at a southern US. factory, partially offset by an increase in realized foreign currency gains.

Effective Tax Rate and Earnings Per Diluted Share

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
($ in millions, except percentages and amounts per share)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Income tax expense	$156	$149	4.7%	$285	$229	24.5%
Effective tax rate	22.5%	23.1%	(0.6)%	23.2%	22.9%	0.3%
Adjusted effective tax rate, continuing operations*	23.1%	23.2%	(0.1)%	23.5%	23.2%	0.3%

Earnings per diluted share, continuing operations	$2.24	$2.06	8.7%	$3.93	$3.18	23.6%
Adjusted earnings per diluted share*	$2.50	$2.25	11.1%	$4.36	$4.08	6.9%
*See Regulation G Reconciliation below
Adjusted earnings per diluted share for both the three and six months ended June 30, 2024 increased year-over-year primarily due to moderating raw material costs, partially offset by wage inflation.
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

	Three Months Ended June 30, 2024
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$693	$156	22.5%	$528	$2.24
Adjusted for:
Acquisition-related amortization expense	36	9	24.6%	27	0.11
Business restructuring-related costs, net(b)	4	2	46.0%	2	0.01
Portfolio optimization(c)	26	8	31.3%	18	0.08
Legacy environmental remediation charges(d)	20	5	24.3%	15	0.06
Adjusted, continuing operations, excluding certain items	$779	$180	23.1%	$590	$2.50

	Three Months Ended June 30, 2023
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$646	$149	23.1%	$490	$2.06
Adjusted for:
Acquisition-related amortization expense	40	10	24.6%	30	0.13
Business restructuring-related costs, net(b)	14	3	24.0%	11	0.05
Portfolio optimization(c)	7	2	24.3%	3	0.01
Adjusted, continuing operations, excluding certain items	$707	$164	23.2%	$534	$2.25

	Six Months Ended June 30, 2024
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings per Diluted share(a)
As reported, continuing operations	$1,231	$285	23.2%	$928	$3.93
Adjusted for:
Acquisition-related amortization expense	74	18	24.6%	56	0.23
Business restructuring-related costs, net(b)	15	5	31.5%	10	0.04
Portfolio optimization(c)	32	10	31.3%	22	0.10
Legacy environmental remediation charges(d)	20	5	24.3%	15	0.06
Adjusted, continuing operations, excluding certain items	$1,372	$323	23.5%	$1,031	$4.36

	Six Months Ended June 30, 2023
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings per Diluted share(a)
As reported, continuing operations	$999	$229	22.9%	$754	$3.18
Adjusted for:
Pension settlement charge (e)	190	46	24.3%	144	0.61
Acquisition-related amortization expense	81	20	24.6%	61	0.26
Business restructuring-related costs, net (b)	14	3	24.0%	11	0.05
Portfolio optimization(c)	7	2	24.3%	3	0.01
Insurance recovery of expenses incurred due to a natural disaster (f)	(9)	(2)	24.3%	(7)	(0.03)
Adjusted, continuing operations, excluding certain items	$1,282	$298	23.2%	$966	$4.08
(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other charges/(income), net on the condensed consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the condensed consolidated statement of income, and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization and Selling, general and administrative on the condensed consolidated statement of income.
(c)Portfolio optimization includes losses on the sale of non-core assets, including the loss recognized on the sale of the Company's traffic solutions business in Argentina which was completed during the second quarter 2024, which is included in Other charges/(income), net in the condensed consolidated statement of income. Portfolio optimization also includes advisory, legal, accounting, valuation, other professional or consulting fees and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income. In 2023, net loss of $2 million was attributable to noncontrolling interests.
(d)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other charges/(income), net in the condensed consolidated statement of income.
(e)In the first quarter 2023, PPG purchased group annuity contracts that transferred pension benefit obligations for certain of the Company’s retirees in the U.S. to third-party insurance companies, resulting in a non-cash pension settlement charge.

(f)In the first quarter 2023, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2020.

Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended June 30		$ Change	% Change	Six Months Ended June 30		$ Change	% Change
($ in millions, except percentages)	2024	2023	2024 vs. 2023	2024 vs. 2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Net sales	$3,048	$3,041	$7	0.2%	$5,662	$5,669	($7)	(0.1)%
Segment income	$570	$537	$33	6.1%	$972	$932	$40	4.3%
Amortization expense	$25	$28	($3)	(10.7)%	$52	$58	($6)	(10.3)%
Segment income, excluding amortization expense	$595	$565	$30	5.3%	$1,024	$990	$34	3.4%
Three Months Ended June 30, 2024
Performance Coatings net sales were flat due to the following:
● Higher selling prices (+2%)

Offset by:
● Unfavorable foreign currency translation (-1%)
● Divestiture-related sales (-1%)
Architectural coatings - Americas and Asia Pacific net sales, excluding the impact of currency, acquisitions and divestitures ("organic sales") increased by a low single-digit percentage compared to the prior-year second quarter driven by increased sales volumes in the U.S. and Latin America and higher prices. In Mexico, the business benefited from sales through our strong concessionaire network.
Architectural coatings – EMEA organic sales decreased by a low single-digit percentage year over year driven by lower sales volumes. Consumer confidence remained weak during the quarter, and regional demand was uneven by country, with strong sales volumes in central and eastern Europe offset by lower sales volumes in other parts of Europe.
Automotive refinish coatings organic sales decreased a mid-single-digit percentage compared to the prior year as higher prices were more than offset by lower sales volumes. In the U.S., sales volumes declined compared to record prior year results due to moderating body shop activity. In Europe, demand was comparable to the same quarter last year, and organic sales declined slightly in Latin America. In China, organic sales increased slightly as demand continues to recover.
Aerospace coatings organic sales increased by a double-digit percentage compared to the second quarter 2023, driven by higher price and sales volumes. Demand remained strong as customer order backlogs increased.
Protective and marine coatings organic sales were flat compared with the prior-year second quarter due to higher sales volumes in Europe and the Asia Pacific region offset by lower sales volumes in other regions.
Traffic solutions organic sales increased by a low-single-digit percentage compared with the prior-year second quarter due to increased sales volumes stemming from share gains. Seasonally, second quarter and third quarter sales in the traffic solutions business are typically more than 50% higher than the first quarter and fourth quarter due to the difficulty of applying traffic markings in colder temperatures.
Segment income was $570 million, an increase of 6% versus the prior year, primarily due to higher selling prices and moderating raw material costs, partially offset by higher growth-related spending and wage inflation.

Six Months Ended June 30, 2024
Performance Coatings net sales were flat due to the following:
● Higher selling prices (+2%)
Partially offset by:
● Lower sales volumes (-2%)
Architectural coatings - Americas and Asia Pacific organic sales decreased by a low single-digit percentage driven by lower sales volumes. In Mexico, PPG Comex architectural coatings organic sales increased compared to the prior year driven by selling price increases and continued strong demand in the concessionaire network.
Architectural coatings – EMEA organic sales decreased by a low single-digit percentage year over year driven by lower sales volumes. Regional demand was uneven by country, with strong sales volumes in central and eastern Europe offset by lower sales volumes in other parts of Europe.
Automotive refinish coatings organic sales decreased by a low single-digit percentage year over year as lower sales volumes in most regions more than offset selling price increases.
Aerospace coatings sales volumes increased by a high single-digit percentage as demand was strong in most regions. Sales also increased due to the benefit of higher selling prices.
Protective and marine coatings organic sales increased by a low single-digit percentage primarily due to strong demand in Europe and the Asia Pacific region.
Traffic solutions organic sales were flat as higher sales volumes in the U.S. were offset by lower selling prices.
Segment income increased $40 million year over year primarily due to higher selling prices and moderating raw material costs, which more than offset lower sales volumes and higher growth-related spending.
Looking Ahead
In the third quarter, we expect demand in Mexico to remain robust and consumer sentiment in Europe to be tepid. We anticipate continued strong demand in aerospace coatings and a benefit of summer seasonal sales in traffic solutions. Automotive refinish coatings sales are expected to benefit from incremental price increases and improved sales volume. Aggregate organic sales are anticipated to increase by a mid-single-digit percentage compared to the third quarter 2023.
Industrial Coatings

	Three Months Ended June 30		$ Change	% Change	Six Months Ended June 30		$ Change	% Change
($ in millions, except percentages)	2024	2023	2024 vs. 2023	2024 vs. 2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Net sales	$1,746	$1,831	($85)	(4.6)%	$3,443	$3,583	($140)	(3.9)%
Segment income	$259	$250	$9	3.6%	$508	$490	$18	3.7%
Amortization expense	$11	$12	($1)	(8.3)%	$20	$23	($3)	(13.0)%
Segment income, excluding amortization expense	$270	$262	$8	3.1%	$528	$513	$15	2.9%
Three Months Ended June 30, 2024
Industrial Coatings segment net sales decreased due to the following:
● Lower selling prices (-3%)
● Unfavorable foreign currency translation (-1%)
● Other (-1%)
Automotive OEM coatings organic sales decreased by a high single-digit percentage year over year driven by lower sales volumes and lower index-based selling prices for certain customer contracts. Sales volume increases in the Asia Pacific and Latin America regions were more than offset by declines in the U.S. and Europe. In Western Europe, automotive industry build rates were lower than prior year in the second quarter. In China, automotive retail sales activity continued to be solid, along with exports, which have grown compared to last year.

In the industrial coatings business, organic sales decreased by a low single-digit percentage compared to the prior year due to lower sales volumes and lower indexed-based prices. Overall, global industrial production remained sluggish resulting in lower sales volumes in all regions except Asia Pacific, where volumes increased by a mid-single-digit percentage.
Packaging coatings organic sales increased a mid-single-digit percentage compared to the prior year with higher sales volumes partially offset by lower, index-driven prices.
Specialty coatings and materials organic sales increased by a high single-digit percentage due to higher sales volumes partially offset by the absence of European energy-related surcharge pricing in the prior year period.
Segment income increased $9 million year over year primarily due to moderating input costs, partially offset by lower prices due to certain index-based customer contracts and wage cost inflation.
Six Months Ended June 30, 2024
Industrial Coatings segment net sales decreased due to the following:
● Lower selling price (-3%)
● Unfavorable foreign currency translation (-1%)
Automotive OEM coatings organic sales decreased by a mid-single-digit percentage year over year driven by lower sales volumes and lower index-based selling prices for certain customer contracts. Sales volume increases in the Asia Pacific and Latin America regions were more than offset by declines in the U.S. and Europe.
In the industrial coatings business, organic sales decreased by a mid-single-digit percentage year over year driven by lower sales volumes and indexed-based prices. Softening global industrial demand resulted in lower sales volumes in all regions except Asia Pacific where sales volumes increased by a high single-digit percentage.
Packaging coatings organic sales increased by a low single-digit percentage year over year as higher sales volumes were partially offset by lower selling prices in all regions.
Specialty coatings and materials organic sales increased by a high single-digit percentage primarily due to higher sales volumes, partially offset by the absence of European energy-related surcharge pricing in the prior year period.
Segment income increased $18 million year over year primarily due to moderating input costs which more than offset certain index-based selling price declines.
Looking Ahead
In the third quarter, global industrial production is expected to remain at a low level with improvement in the Asia Pacific and Latin America regions offset by sluggishness in Europe and the U.S. Automotive industry build rates are expected to decline in the third quarter with growth in Latin America more than offset by declining builds in all other regions. Additionally, packaging coatings is expected to have positive sales volume growth in all regions compared to the prior-year quarter. Aggregate organic sales are anticipated to decline a low single digit percentage compared to the third quarter 2023.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.2 billion and $1.6 billion at June 30, 2024 and December 31, 2023, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's access to capital markets will be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and contractual obligations.
Cash from operating activities
Cash from operating activities for the six months ended June 30, 2024 and 2023 was $305 million and $621 million, respectively. The $316 million decrease in cash from operating activities was primarily due to unfavorable changes in working capital in the second quarter 2024 compared to the prior year.

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

($ in millions, except percentages)	June 30, 2024	December 31, 2023	June 30, 2023
Trade receivables, net	$3,418	$2,881	$3,426
Inventories, FIFO	2,546	2,376	2,776
Trade creditors’ liabilities	2,700	2,612	2,717
Operating working capital	$3,264	$2,645	$3,485
Operating working capital as a % of sales	17.0%	15.2%	17.9%
Days sales outstanding	59	55	57
Environmental

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2024	2023	2024	2023
Cash outlays for environmental remediation activities	$5	$7	$13	$16

($ in millions)	Remainder of 2024	Annually 2025 - 2028
Projected future cash outlays for environmental remediation activities	$30 - $50	$20 - $75
Cash used for investing activities
Cash used for investing activities for the six months ended June 30, 2024 and 2023 was $370 million and $290 million, respectively. The $80 million increase in cash used for investing activities was primarily due to higher capital expenditures compared to the prior year.
Total capital spending is expected to be approximately $600 million to $650 million in 2024 in support of future organic growth opportunities.
Cash used for financing activities
Cash used for financing activities for the six months ended June 30, 2024 and 2023 was $185 million and $266 million, respectively. The $81 million decrease in cash used for financing activities was primarily due to higher net debt proceeds, partially offset by higher share repurchases compared to the prior year.
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
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In addition to the amounts borrowed to finance the acquisition of Tikkurila, the Term Loan Credit Agreement allowed the Company to make up to eleven additional borrowings prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are consistent with those in the Credit Agreement discussed above and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the

Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement was scheduled to mature and all outstanding borrowings were to be due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In June 2021, PPG borrowed $700 million under Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement. In 2022 and 2023, PPG repaid $300 million and $1.1 billion, respectively, of the Term Loan Credit Agreement using cash on hand. The Term Loan Credit Agreement was fully repaid as of December 31, 2023.
In March 2023, PPG amended its five-year credit agreement (the “Credit Agreement”) dated as of August 30, 2019. The amendments to the Credit Agreement replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term SOFR. The other terms of the Credit Agreement remained unchanged. In July 2023, PPG amended and restated the Credit Agreement, extending the term through July 27, 2028. The amended and restated Credit Agreement provides for a $2.3 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were $171 million commercial paper borrowings outstanding as of June 30, 2024 and no commercial paper borrowings outstanding as of December 31, 2023.
The Term Loan and the Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan and the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of June 30, 2024, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 44%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of June 30, 2024 and December 31, 2023.
Other Debt Issued and Repaid
In March 2023, PPG's $300 million 3.2% notes matured, and the Company repaid this obligation using cash on hand.
Other Liquidity Information
Restructuring
Aggregate restructuring savings were approximately $10 million in the second quarter 2024. Total restructuring savings are expected to be at least $35 million in 2024. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 5, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to these actions of approximately $60 million in 2024.
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
Currency
Comparing spot exchange rates at June 30, 2024 and at December 31, 2023, the U.S. dollar strengthened against the currencies of many countries within the regions PPG operates, most notably the Mexican peso. As a result, consolidated net assets at June 30, 2024 decreased by $444 million compared to December 31, 2023.
Comparing average exchange rates during the first six months of 2024 to those of the first six months of 2023, the U.S. dollar weakened against the currencies of certain countries where PPG operates, including the Mexican peso, partially offset by strengthening against the Chinese yuan. This had a favorable impact on Income before income taxes for the six months ended June 30, 2024 of $6 million from the translation of these foreign earnings into U.S. dollars.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. Certain foreign currency forward contracts outstanding during 2024 and 2023 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts was a net liability of $1 million and a net asset of $23 million as of June 30, 2024 and December 31, 2023, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $416 million for the six months ended June 30, 2024 and $402 million for the year ended December 31, 2023.
PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $475 million as of both June 30, 2024 and December 31, 2023. The fair value of these contracts were net assets of $44 million and $33 million as of June 30, 2024 and December 31, 2023, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $42 million and $46 million at June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, PPG had non-U.S. dollar denominated borrowings outstanding of $3.4 billion and $3.3 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $383 million at June 30, 2024 and $363 million at December 31, 2023.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both June 30, 2024 and December 31, 2023. The fair values of these contracts was a liability of $21 million and $14 million as of June 30, 2024 and December 31, 2023, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased annual interest expense by $5 million for both the periods ended June 30, 2024 and December 31, 2023, respectively. Considering the debt balance outstanding at June 30, 2024 and December 31, 2023, a 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $5 million and by $2 million, respectively. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $91 million and $96 million at June 30, 2024 and December 31, 2023, respectively; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2023 to June 30, 2024. Refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
From the late 1880’s until the early 1970’s, PPG owned property located in Cadogan and North Buffalo Townships, Pennsylvania which was used for the disposal of solid waste from PPG’s former glass manufacturing facility in Ford City, Pennsylvania. In October 2018, the Pennsylvania Department of Environmental Protection (the “DEP”) approved PPG’s cleanup plan for the Cadogan Property. In April 2019, PPG and the DEP entered into a consent order and agreement (“CO&A”) which incorporated PPG’s approved cleanup plan and a draft final permit for the collection and discharge of seeps emanating from the former disposal area. The CO&A includes a civil penalty of $1.2 million for alleged past unauthorized discharges. PPG’s former disposal area is also the subject of a citizens’ suit filed by the Sierra Club and PennEnvironment seeking remedial measures beyond the measures specified in PPG’s approved cleanup plan, a civil penalty in addition to the penalty included in the CO&A and plaintiffs’ attorneys fees. PPG and the plaintiffs settled plaintiffs’ claims for injunctive relief and PPG agreed to enhancements to the DEP approved cleanup plan and a $250,000 donation to a Pennsylvania nonprofit organization. This settlement has been memorialized by an amendment to the CO&A which was appended to a Consent Agreement between PPG and the plaintiffs which has been entered by the federal court. The remaining claims in the case for attorneys’ fees and a civil penalty are not affected by this settlement. A trial on the issue of a civil penalty under the Clean Water Act was held in June 2024. Following the trial, the Judge indicated that they will circulate a schedule for the submission of post-trial briefs. The Judge also indicated that they intend to appoint a Special Master to review the parties' positions on plaintiffs' fees. PPG believes that the remaining claims are without merit and intends to defend itself against these claims vigorously.
In 2006, a lawsuit was filed against PPG in a local court in Manaus, Brazil, captioned Di Gregório Navegação LTDA v. PPG Industries, Inc., Case No. 0644620-62.2020.8.04.0001 (“Di Gregório”) arising from a November 1998 fire on board a cargo ship off the coast of Brazil. The plaintiff was a charterer of the ship and brought claims for various alleged damages. The ship was transporting, among other cargo, products from PPG’s former commodity chemicals business. The Di Gregório litigation remained pending as of July 18, 2012 when PPG separated the assets and liabilities related to its former commodity chemicals business into a newly formed subsidiary structure, of which Eagle Spinco Inc. (“Eagle Spinco”) was the parent company. Axiall Corporation (“Axiall”) in 2013 acquired Eagle Spinco (including its subsidiaries) through a merger. In 2016, Westlake Corporation acquired Axiall through a merger (including Eagle Spinco and its subsidiaries) and succeeded to Eagle Spinco’s rights and obligations under the original 2012 Separation Agreement between PPG and Eagle Spinco. For convenience, Westlake Corporation, Axiall, and Eagle Spinco collectively are referred to as “Westlake.”
Under the 2012 Separation Agreement, Eagle Spinco entities assumed the specifically scheduled Di Gregório liability, and Eagle Spinco was required to remove PPG as an obligor for the Di Gregório liability. To the extent Eagle Spinco cannot or will not remove PPG as an obligor, the Separation Agreement provides that Eagle Spinco and Axiall must act as agents or subcontractors of PPG and pay any liability in the matter on PPG’s behalf. The Separation Agreement also provides PPG with uncapped rights of indemnification for any damages PPG incurs arising from the Di Gregório litigation and for any failure by Eagle Spinco related entities (now Westlake through its acquisition of Axiall) to satisfy its contractual obligations.

Since 2013, Westlake exclusively has controlled and continues to control the defense of the Di Gregório litigation. Nevertheless, PPG recently learned that Westlake failed ever to substitute itself into the case in place of PPG, remove PPG as the obligor, or otherwise inform the Brazilian court that it is the party in interest that assumed all liability for the matter. On May 30, 2024, Westlake informed PPG that the Brazilian court entered a May 21, 2024 award of more than $700 million, including prejudgment interest, fees and costs, against “PPG Industries, Inc.” as the originally named (albeit nominal) defendant in the case. Westlake also informed PPG that while it will continue to defend the case and pursue an appeal of the award, it would not post any bond, pay any judgment, or take any steps to prevent the plaintiff from attempting to execute on the judgment against PPG.
On May 17, 2024, Eagle Spinco filed a lawsuit against PPG in Delaware Superior Court alleging breach of the Separation Agreement and requesting declaratory relief (the “Eagle Spinco Lawsuit”). In its lawsuit, Eagle Spinco seeks to have the Di Gregório liability determined to be one in which its obligation is only to indemnify PPG for any damages it incurs in the case, net of any insurance coverage available from PPG’s insurers, rather than stand in the shoes of PPG in the first instance and respect the obligation as an assumed liability under the Separation Agreement for which it did not purchase the rights to PPG’s insurance assets.
Because the Di Gregório liability was a specifically scheduled assumed liability under the Separation Agreement and given that Westlake failed to remove PPG as the obligor, PPG separately filed a lawsuit against Westlake on June 13, 2024 in the Court of Chancery in Delaware (the “PPG Lawsuit”), asserting claims for specific performance, declaratory relief, breach of contract, and equitable estoppel. The PPG Lawsuit explains PPG’s belief that: (a) the Di Gregório case is an assumed liability of Westlake, (b) Westlake has a continuing duty to act as an agent of PPG to satisfy any award if it is unable or unwilling to remove PPG as an obligor in the case, (c) Westlake has the duty to pay in the first instance any award, bond, court fees and other costs regardless of whether the court ultimately determines the Di Gregório case to be an assumed or indemnifiable liability, and (d) PPG has uncapped rights of indemnification should Westlake fail to satisfy its obligations under the Separation Agreement.
PPG intends to vigorously enforce its rights and Westlake’s obligations under the 2012 Separation Agreement and to hold Westlake accountable for any damages PPG suffers as a result of Westlake’s refusal to honor its contractual obligations. PPG believes that the risk of loss associated with this matter is remote.
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
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2024:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
April 2024
Repurchase program	—	$—	—	26,047,728
May 2024
Repurchase program	563,558	$132.95	563,558	24,999,862
June 2024
Repurchase program	582,408	$128.60	582,408	25,501,109
Total quarter ended June 30, 2024
Repurchase program	1,145,966	$130.74	1,145,966	25,501,109
(1)In December 2017, PPG's Board of Directors approved a $2.5 billion share repurchase program. In April 2024, PPG's Board of Directors authorized the repurchase of an additional $2.5 billion of outstanding common stock. The remaining shares yet to be purchased under the share repurchase programs have been calculated using PPG’s closing stock price on the last business day of the respective month. The repurchase programs do not have an expiration date.

Item 5. Other Information
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and executive officers during the three months ended June 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Action	Date of Action	Scheduled Expiration Date (1)	Aggregate Number of Securities to be Purchased or Sold (2)
Timothy M. Knavish Chairman and Chief Executive Officer	Adopt	5/14/2024	2/14/2025	Sale of up to 4,800 shares of common stock upon the exercise of a stock option expiring on February 17, 2025.
(1)This trading plan may also expire prior to the scheduled expiration date if all transactions under the trading plan are completed before the scheduled expiration date.
(2)Aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax obligations at the time of exercise.

Item 6. Exhibits
See the Index to Exhibits on page 37.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

3.1
Articles of Amendment to the Restated Articles of Incorporation of PPG Industries, Inc., effective April 29, 2024, was filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024.

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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheet at June 30, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024 and 2023, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	July 19, 2024	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)