Form 10-Q
period 2024-09-30
PPG INDUSTRIES INC
filed 2024-10-17
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of September 30, 2024, 232.0 million shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions, except per share amounts)	2024	2023	2024	2023
Net sales	$4,575	$4,644	$13,680	$13,896
Cost of sales, exclusive of depreciation and amortization	2,663	2,752	7,842	8,214
Selling, general and administrative	1,062	1,047	3,203	3,108
Depreciation	97	102	298	287
Amortization	32	40	106	121
Research and development, net	105	108	325	322
Interest expense	67	64	184	190
Interest income	(48)	(39)	(135)	(96)
Pension settlement charge	—	—	—	190
Other (income)/charges, net	(14)	13	15	4
Income before income taxes	$611	$557	$1,842	$1,556
Income tax expense	137	121	422	350
Net income attributable to controlling and noncontrolling interests	$474	$436	$1,420	$1,206
Net income attributable to noncontrolling interests	(6)	(10)	(24)	(26)
Net income (attributable to PPG)	$468	$426	$1,396	$1,180

Earnings per common share (attributable to PPG)	$2.01	$1.80	$5.96	$5.00

Earnings per common share (attributable to PPG) - assuming dilution	$2.00	$1.79	$5.93	$4.97
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2024	2023	2024	2023
Net income attributable to controlling and noncontrolling interests	$474	$436	$1,420	$1,206
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefits	(3)	(1)	17	138
Unrealized foreign currency translation adjustments	(113)	(174)	(561)	199
Other comprehensive (loss)/income, net of tax	($116)	($175)	($544)	$337
Total comprehensive income	$358	$261	$876	$1,543
Less: amounts attributable to noncontrolling interests:
Net income	(6)	(10)	(24)	(26)
Unrealized foreign currency translation adjustments	(1)	2	3	1
Comprehensive income attributable to PPG	$351	$253	$855	$1,518
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,251	$1,514
Short-term investments	71	75
Receivables, net	3,653	3,279
Inventories	2,263	2,127
Assets held for sale	237	—
Other current assets	438	436
Total current assets	$7,913	$7,431
Property, plant and equipment (net of accumulated depreciation of $4,854 and $4,963)	3,611	3,644
Goodwill	6,080	6,200
Identifiable intangible assets, net	2,203	2,424
Deferred income taxes	366	273
Investments	300	259
Operating lease right-of-use assets	805	832
Other assets	580	584
Total	$21,858	$21,647
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,342	$4,467
Restructuring reserves	46	87
Short-term debt and current portion of long-term debt	339	306
Current portion of operating lease liabilities	196	194
Liabilities held for sale	73	—
Total current liabilities	$4,996	$5,054
Long-term debt	6,138	5,748
Operating lease liabilities	596	622
Accrued pensions	584	588
Other postretirement benefits	438	450
Deferred income taxes	496	508
Other liabilities	638	654
Total liabilities	$13,886	$13,624
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,258	1,202
Retained earnings	22,432	21,500
Treasury stock, at cost	(14,091)	(13,600)
Accumulated other comprehensive loss	(2,780)	(2,239)
Total PPG shareholders’ equity	$7,788	$7,832
Noncontrolling interests	184	191
Total shareholders’ equity	$7,972	$8,023
Total	$21,858	$21,647
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2024	$969	$1,202	$21,500	($13,600)	($2,239)	$7,832	$191	$8,023
Net income attributable to controlling and noncontrolling interests	—	—	400	—	—	400	9	409
Other comprehensive loss, net of tax	—	—	—	—	(12)	(12)	(2)	(14)
Cash dividends	—	—	(153)	—	—	(153)	—	(153)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	31	—	6	—	37	—	37
Stock-based compensation activity	—	(11)	—	—	—	(11)	—	(11)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
March 31, 2024	$969	$1,222	$21,747	($13,746)	($2,251)	$7,941	$185	$8,126
Net income attributable to the controlling and noncontrolling interests	—	—	528	—	—	528	9	537
Other comprehensive loss, net of tax	—	—	—	—	(412)	(412)	(2)	(414)
Cash dividends	—	—	(152)	—	—	(152)	—	(152)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	3	—	1	—	4	—	4
Stock-based compensation activity	—	10	—	—	—	10	—	10
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	—	—	—	(1)	(1)
June 30, 2024	$969	$1,235	$22,123	($13,897)	($2,663)	$7,767	$178	$7,945
Net income attributable to the controlling and noncontrolling interests	—	—	468	—	—	468	6	474
Other comprehensive loss, net of tax	—	—	—	—	(117)	(117)	1	(116)
Cash dividends	—	—	(159)	—	—	(159)	—	(159)
Purchase of treasury stock	—	—	—	(202)	—	(202)	—	(202)
Issuance of treasury stock	—	11	—	8	—	19	—	19
Stock-based compensation activity	—	12	—	—	—	12	—	12
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
September 30, 2024	$969	$1,258	$22,432	($14,091)	($2,780)	$7,788	$184	$7,972
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2023	$969	$1,130	$20,828	($13,525)	($2,810)	$6,592	$117	$6,709
Net income attributable to controlling and noncontrolling interests	—	—	264	—	—	264	9	273
Other comprehensive income, net of tax	—	—	—	—	402	402	1	403
Cash dividends	—	—	(146)	—	—	(146)	—	(146)
Issuance of treasury stock	—	21	—	10	—	31	—	31
Stock-based compensation activity	—	(1)	—	—	—	(1)	—	(1)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reductions in noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2023	$969	$1,150	$20,946	($13,515)	($2,408)	$7,142	$111	$7,253
Net income attributable to the controlling and noncontrolling interests	—	—	490	—	—	490	7	497
Other comprehensive income/(loss), net of tax	—	—	—	—	109	109	—	109
Cash dividends	—	—	(146)	—	—	(146)	—	(146)
Issuance of treasury stock	—	7	—	3	—	10	—	10
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Acquisition of noncontrolling interests	—	—	—	—	—	—	70	70
June 30, 2023	$969	$1,166	$21,290	($13,512)	($2,299)	$7,614	$178	$7,792
Net income attributable to the controlling and noncontrolling interests	—	—	426	—	—	426	10	436
Other comprehensive loss, net of tax	—	—	—	—	(173)	(173)	(2)	(175)
Cash dividends	—	—	(153)	—	—	(153)	—	(153)
Issuance of treasury stock	—	18	—	10	—	28	—	28
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
September 30, 2023	$969	$1,193	$21,563	($13,502)	($2,472)	$7,751	$184	$7,935
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30
($ in millions)	2024	2023
Operating activities:
Net income attributable to controlling and noncontrolling interests	$1,420	$1,206
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	404	408
Pension settlement charge	—	190
Stock-based compensation expense	32	42
Deferred income taxes	(68)	(131)
Cash used for restructuring actions	(37)	(44)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(436)	(358)
Inventories	(163)	70
Other current assets	(36)	(70)
Accounts payable and accrued liabilities	(26)	72
Taxes and interest payable	2	92
Noncurrent assets and liabilities, net	20	(133)
Other	(38)	169
Cash from operating activities	$1,074	$1,513
Investing activities:
Capital expenditures	($523)	($381)
Business acquisitions, net of cash balances acquired	(29)	(108)
Proceeds from asset sales	—	25
Payments for the settlement of cross currency swap contracts	(107)	(13)
Proceeds from the settlement of cross currency swap contracts	118	60
Other	30	18
Cash used for investing activities	($511)	($399)
Financing activities:
Net proceeds from commercial paper and short-term debt	$408	$—
Net change in borrowing with maturities of three months or less	(1)	(16)
Proceeds from Term Loan, net of fees	274	550
Repayment of Term Loan Credit Agreement	—	(800)
Repayment of long-term debt	(300)	(300)
Purchase of treasury stock	(511)	—
Dividends paid on PPG common stock	(464)	(445)
Other	(23)	6
Cash used for financing activities	($617)	($1,005)
Effect of currency exchange rate changes on cash and cash equivalents	(209)	10
Net (decrease)/increase in cash and cash equivalents	($263)	$119
Cash and cash equivalents, beginning of period	1,514	1,099
Cash and cash equivalents, end of period	$1,251	$1,218

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$198	$181
Taxes paid, net of refunds	$481	$378

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$89	$75
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2023 Annual Report on Form 10-K (the "2023 Form 10-K").
On August 29, 2024, PPG announced that it entered into a definitive agreement to sell its silicas products business for approximately $310 million. The assets and liabilities related to the silicas products business were classified as held for sale on the condensed consolidated balance sheet as of September 30, 2024. Refer to Note 3, Divestitures, for additional information.
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and nine months ended September 30, 2024 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
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
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 “Improvements to Reportable Segment Disclosures (Topic 280)”. This ASU updates current reportable segment disclosure requirements to require disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual or the name of the group or committee identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. This ASU will be effective for the annual period ending December 31, 2024. Adoption of this ASU will result in additional disclosure, but it will not impact PPG’s consolidated financial position, results of operations or cash flows.
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
3.Divestitures
On August 29, 2024, PPG announced that it entered into a definitive agreement to sell its silicas products business for approximately $310 million. The transaction is expected to close in the fourth quarter 2024, subject to customary closing conditions. Upon entering into this definitive agreement, the Company determined that the assets and liabilities of the silicas products business met the criteria for classification as held for sale in the condensed consolidated balance sheet as of September 30, 2024. The Company determined that the pending divestiture does not meet the criteria of a discontinued operation as it would not represent a strategic shift for the Company, and therefore, its results are included in the Company's continuing operations within the Industrial Coatings reportable business segment.
The carrying amounts of the major classes of assets and liabilities of the silicas products business classified as held for sale in the condensed consolidated balance sheet were as follows:

($ in millions)	September 30, 2024
Receivables, net	$50
Inventories	24
Other current assets	4
Property, plant and equipment (net of accumulated depreciation of $281)	146
Goodwill	2
Deferred income taxes	1
Operating lease right-of-use assets	6
Other assets	4
Assets held for sale	$237
Accounts payable and accrued liabilities	$65
Current portion of operating lease liabilities	1
Operating lease liabilities	5
Other liabilities	2
Liabilities held for sale	$73

4.     Inventories

($ in millions)	September 30, 2024	December 31, 2023
Finished products	$1,247	$1,197
Work in process	272	236
Raw materials	693	640
Supplies	51	54
Total Inventories	$2,263	$2,127
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 16% and 20% of total inventories at September 30, 2024 and December 31, 2023, respectively. If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been $235 million and $249 million higher as of September 30, 2024 and December 31, 2023, respectively.

5.    Goodwill and Other Identifiable Intangible Assets
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
The Company did not identify an indication of goodwill impairment for any of its reporting units or an indication of impairment of any of its indefinite-lived intangible assets during the nine months ended September 30, 2024.
The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2024 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2024	$4,994	$1,206	$6,200
Acquisitions, including purchase accounting adjustments	2	—	2
Reclassified to assets held for sale(a)	—	(2)	(2)
Foreign currency impact	(115)	(5)	(120)
September 30, 2024	$4,881	$1,199	$6,080
(a)Amount represents the allocation of $2 million of goodwill to the silicas products business disposal group classified as held for sale. Refer to Note 3, Divestitures for further information.
As of both September 30, 2024 and December 31, 2023, accumulated goodwill impairment losses totaled $158 million, all of which relates to the Performance Coatings reportable segment.
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	September 30, 2024			December 31, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,333	$—	$1,333	$1,442	$—	$1,442
Definite-Lived Identifiable Intangible Assets
Acquired technology	$841	($696)	$145	$845	($678)	$167
Customer-related	1,906	(1,308)	598	1,933	(1,259)	674
Trade names	313	(188)	125	319	(180)	139
Other	49	(47)	2	50	(48)	2
Total Definite-Lived Intangible Assets	$3,109	($2,239)	$870	$3,147	($2,165)	$982
Total Identifiable Intangible Assets	$4,442	($2,239)	$2,203	$4,589	($2,165)	$2,424
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of September 30, 2024, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining three months of 2024	$35
2025	$128
2026	$107
2027	$96
2028	$83
2029	$78
Thereafter	$343

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
The following table summarizes restructuring reserve activity for the nine months ended September 30, 2024 and 2023:

	Total Reserve
($ in millions)	2024	2023
January 1	$113	$169
Approved restructuring actions	—	12
Release of prior reserves and other adjustments(a)	(3)	(16)
Cash payments	(37)	(44)
Foreign currency impact	—	(2)
September 30	$73	$119
(a)Certain releases were recorded to reflect the current estimate of costs to complete planned business restructuring actions.
The majority of the approved business restructuring actions and associated cash outlays are expected to be completed in the next twelve months.
7.    Borrowings
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
In March 2023, PPG amended its five-year credit agreement (the “Credit Agreement”) dated as of August 30, 2019. The amendments to the Credit Agreement replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term SOFR. The other terms of the Credit Agreement remained unchanged. In July 2023, PPG amended and restated the Credit Agreement, extending the term through July 27, 2028. The amended and restated Credit Agreement provides for a $2.3 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of September 30, 2024 and December 31, 2023.
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

The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were $408 million commercial paper borrowings outstanding as of September 30, 2024 and no commercial paper borrowings outstanding as of December 31, 2023.
The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement also requires the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of September 30, 2024, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 44%.
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
Other Long-term Debt Activities
In August 2024, PPG's $300 million 2.4% notes matured, and the Company repaid this obligation using cash on hand.
In March 2023, PPG's $300 million 3.2% notes matured, and the Company repaid this obligation using cash on hand.
In May 2022, PPG completed a public offering of €300 million 1.875% Notes due 2025 and €700 million 2.750% Notes due 2029. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2022 Indenture"). The 2022 Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase Notes upon a Change of Control Triggering Event (as defined in the 2022 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $1,061 million. The notes are denominated in euro and have been designated as hedges of net investments in the Company’s European operations. Refer to Note 12 “Financial Instruments, Hedging Activities and Fair Value Measurements.” for additional information.
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

Restrictive Covenants and Cross-Default Provisions
As of September 30, 2024, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $247 million and $232 million as of September 30, 2024 and December 31, 2023, respectively.
8.    Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(number of shares in millions)	2024	2023	2024	2023
Weighted average common shares outstanding	233.3	236.2	234.5	236.0
Effect of dilutive securities:
Stock options	0.3	0.6	0.4	0.5
Other stock compensation plans	0.7	0.7	0.7	0.7
Potentially dilutive common shares	1.0	1.3	1.1	1.2
Adjusted weighted average common shares outstanding	234.3	237.5	235.6	237.2

Dividends per common share	$0.68	$0.65	$1.98	$1.89

Antidilutive securities(a):
Stock options	1.6	0.4	1.3	0.9
(a)Excluded from the computation of earnings per diluted share due to their antidilutive effect.
9.    Income Taxes

	Nine Months Ended September 30
	2024	2023
Effective tax rate on pretax income	22.9%	22.5%
Income tax expense for the nine months ended September 30, 2024 and 2023 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2024 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2024 could be different from the forecasted amount used to estimate Income tax expense for the nine months ended September 30, 2024.

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
The service cost component of net periodic pension and other postretirement benefit cost is included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative, and Research and development, net in the accompanying condensed consolidated statement of income. Except for the Pension settlement charge in the quarter ended March 31, 2023, all other components of net periodic benefit cost are recorded in Other (income)/charges, net in the accompanying condensed consolidated statement of income.
Net periodic pension benefit cost and other postretirement benefit cost for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Pension
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2024	2023	2024	2023
Service cost	$2	$2	$6	$6
Interest cost	25	28	77	83
Expected return on plan assets	(28)	(28)	(82)	(83)
Amortization of actuarial losses	6	6	17	16
Settlements	1	—	9	191
Net periodic benefit cost	$6	$8	$27	$213

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2024	2023	2024	2023
Service cost	$1	$1	$3	$3
Interest cost	5	7	17	20
Amortization of actuarial gains	—	—	(1)	(1)
Amortization of prior service credit	(1)	(2)	(3)	(5)
Net periodic benefit cost	$5	$6	$16	$17
Net periodic pension cost was lower for the nine months ended September 30, 2024 compared to 2023 primarily due to the Pension settlement charge recognized in the first quarter 2023.
PPG expects 2024 full year net periodic pension expense of approximately $35 million and net periodic other postretirement expense of approximately $21 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2024	2023	2024	2023
U.S. defined benefit pension plan mandatory contributions	$5	$—	$5	$—
Non-U.S. defined benefit pension mandatory contributions	—	1	2	3
Total defined benefit pension mandatory contributions	$5	$1	$7	$3
PPG expects to make mandatory contributions to its defined benefit pension plans in the range of $10 million to $20 million during the remaining three months of 2024. In addition to any mandatory contributions, PPG may elect to make voluntary contributions to its defined benefit pension plans in 2024 and beyond.

11.    Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (a)	Pension and Other Postretirement Benefit Adjustments, net of tax (b)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2023	($2,254)	($557)	$1	($2,810)
Current year deferrals to AOCL	170	(14)	—	156
Reclassifications from AOCL to net income	30	152	—	182
September 30, 2023	($2,054)	($419)	$1	($2,472)

January 1, 2024	($1,746)	($494)	$1	($2,239)
Current year deferrals to AOCL	(558)	1	—	(557)
Reclassifications from AOCL to net income	—	16	—	16
September 30, 2024	($2,304)	($477)	$1	($2,780)
(a)The tax cost related to unrealized foreign currency translation adjustments on net investment hedges was $39 million and $85 million as of September 30, 2024 and 2023, respectively.
(b)The tax benefit related to the adjustment for pension and other postretirement benefits was $8 million and $47 million for the nine months ended September 30, 2024 and 2023, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit cost (See Note 10, "Pensions and Other Postretirement Benefits").
12.    Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at September 30, 2024 and December 31, 2023, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and nine months ended September 30, 2024 and 2023.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three and nine months ended September 30, 2024 and 2023, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the nine months ended September 30, 2024 and 2023 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both September 30, 2024 and December 31, 2023. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps were liabilities of $8 million and $14 million at September 30, 2024 and December 31, 2023, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at September 30, 2024 and December 31, 2023.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $375 million and $475 million as of September 30, 2024 and December 31, 2023, and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. As of September 30, 2024 and December 31, 2023, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $30 million and $33 million, respectively.
At September 30, 2024 and December 31, 2023, PPG had designated €3.2 billion and €3.0 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments were $3.6 billion and $3.3 billion as of September 30, 2024 and December 31, 2023, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other (income)/charges, net in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $2.9 billion and $2.5 billion at September 30, 2024 and December 31, 2023, respectively. The fair values of these contracts were net liabilities of $21 million as of September 30, 2024 and net assets of $23 million as of December 31, 2023.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
The following table summarizes the amount of gains and losses deferred in Other comprehensive income ("OCI") and the amount and location of gains and losses recognized within the condensed consolidated statement of income related to derivative and debt financial instruments for the nine months ended September 30, 2024 and 2023. All amounts are shown on a pretax basis.

	September 30, 2024		September 30, 2023		Caption In Condensed Consolidated Statement of Income
($ in millions)	Loss Deferred in OCI	Gain/(Loss) Recognized	Gain Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$38	$—	$37	Other (income)/charges, net
Fair Value
Interest rate swaps	—	(8)	—	(7)	Interest expense
Total forward contracts and interest rate swaps	$—	$30	$—	$30
Net Investment
Cross currency swaps	($1)	$7	$2	$10	Interest expense
Foreign denominated debt	(33)	—	48	—
Total Net Investment	($34)	$7	$50	$10

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of September 30, 2024 and December 31, 2023, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2023 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities recorded in its condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 that were measured using Level 3 inputs.
Assets and liabilities reported at fair value on a recurring basis

	September 30, 2024			December 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$9	$—	$—	$9	$—	$—
Foreign currency forward contracts (a)	$—	$9	$—	$—	$28	$—
Cross currency swaps (b)	$—	$—	$—	$—	$2	$—
Investments:
Marketable equity securities	$87	$—	$—	$74	$—	$—
Other assets:
Cross currency swaps (b)	$—	$30	$—	$—	$31	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$30	$—	$—	$5	$—
Other liabilities:
Interest rate swaps (c)	$—	$8	$—	$—	$14	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	September 30, 2024 (a)	December 31, 2023 (b)
Long-term debt - carrying value	$6,466	$6,042
Long-term debt - fair value	$6,339	$5,781
(a)Excludes finance lease obligations of $8 million and short-term borrowings of $3 million as of September 30, 2024.
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

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2024	2023	2024	2023
Stock-based compensation expense	$10	$8	$32	$42
Income tax benefit recognized	$3	$2	$7	$9
Grants of stock-based compensation during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30
	2024		2023
	Shares	Fair Value	Shares	Fair Value
Stock options	426,389	$43.83	410,001	$38.55
Restricted stock units	243,504	$135.61	289,573	$125.79
Contingent shares (a)	51,543	$142.65	52,389	$129.03
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock options granted during the nine months ended September 30, 2024 was calculated with the following weighted average assumptions:

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
Asbestos Matters
As of September 30, 2024, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries (“Products Claims”);
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”); and
•asbestos-related claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”).
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required. Additionally, as a supplement to its periodic monitoring and review, the Company conducts discussions with counsel and engages valuation consultants to analyze its claims history and estimate the amount of the Company’s potential liability for asbestos-related claims. As of September 30, 2024 and December 31, 2023, the Company's asbestos-related reserves totaled $46 million and $48 million, respectively.
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
As of September 30, 2024 and December 31, 2023, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	September 30, 2024	December 31, 2023
New Jersey Chrome	$60	$53
Glass and chemical	55	54
Other	116	120
Total environmental reserves	$231	$227
Current portion	$45	$52
Pretax charges against income for environmental remediation costs are included in Other (income)/charges, net in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2024	2023	2024	2023
Environmental remediation pretax (recoveries)/charges, net	($1)	$3	$23	$16
Cash outlays for environmental remediation activities	$6	$12	$19	$28
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

PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils and groundwater, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. As of September 30, 2024 and December 31, 2023, PPG's reserve for remediation of all New Jersey Chrome sites was $60 million and $53 million, respectively. The major cost components of this liability are related to excavation of impacted soil as well as groundwater remediation. These components each account for approximately 60% and 25% of the amount accrued at September 30, 2024, respectively.
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

The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three and nine months ended September 30, 2024 and 2023, service revenue constituted less than 5% of total revenue.
Net sales by segment and region for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2024	2023	2024	2023
Performance Coatings
United States and Canada	$1,342	$1,287	$3,868	$3,807
Europe, Middle East and Africa ("EMEA")	955	932	2,820	2,822
Asia Pacific	287	274	817	821
Latin America	337	387	1,078	1,099
Total	$2,921	$2,880	$8,583	$8,549
Industrial Coatings
United States and Canada	$587	$654	$1,842	$1,969
EMEA	411	461	1,359	1,519
Asia Pacific	464	459	1,324	1,295
Latin America	192	190	572	564
Total	$1,654	$1,764	$5,097	$5,347
Total Net Sales
United States and Canada	$1,929	$1,941	$5,710	$5,776
EMEA	1,366	1,393	4,179	4,341
Asia Pacific	751	733	2,141	2,116
Latin America	529	577	1,650	1,663
Total PPG	$4,575	$4,644	$13,680	$13,896
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
The following table summarizes the activity for the allowance for doubtful accounts for the nine months ended September 30, 2024 and 2023:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2024	2023
January 1	$25	$31
Bad debt expense	12	10
Write-offs and recoveries of previously reserved trade receivables	(9)	(15)
Other	—	(3)
September 30	$28	$23

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
Reportable business segment net sales and segment income for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2024	2023	2024	2023
Net sales:
Performance Coatings	$2,921	$2,880	$8,583	$8,549
Industrial Coatings	1,654	1,764	5,097	5,347
Total	$4,575	$4,644	$13,680	$13,896
Segment income:
Performance Coatings	$513	$452	$1,485	$1,384
Industrial Coatings	199	246	707	736
Total	$712	$698	$2,192	$2,120
Corporate unallocated	(72)	(88)	(224)	(240)
Interest expense, net of interest income	(19)	(25)	(49)	(94)
Business restructuring-related costs, net (a)	—	(13)	(15)	(27)
Portfolio optimization (b)	(10)	(15)	(42)	(22)
Legacy environmental remediation charges(c)	—	—	(20)	—
Pension settlement charge (d)	—	—	—	(190)
Insurance recovery (e)	—	—	—	9
Income before income taxes	$611	$557	$1,842	$1,556
(a)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other (income)/charges, net on the condensed consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the condensed consolidated statement of income and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization and Selling, general and administrative on the condensed consolidated statement of income.
(b)Portfolio optimization includes losses on the sale of non-core assets, including the loss recognized in the second quarter 2024 on the sale of the Company's traffic solutions business in Argentina and the loss recognized in the third quarter 2023 on the sale of the Company's legacy industrial Russian operations, which are included in Other (income)/charges, net in the condensed consolidated statement of income. Portfolio optimization also includes advisory, legal, accounting, valuation, other professional or consulting fees and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income. In 2023, net loss of $2 million was attributable to noncontrolling interests.
(c)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other (income)/charges, net in the condensed consolidated statement of income.
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
17.    Supplier Finance Programs
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
The rollforward of outstanding obligations confirmed as valid under the supplier finance programs for the nine months ended September 30, 2024 is as follows:

($ in millions)	2024
January 1	$301
Invoices confirmed	504
Confirmed invoices paid	(558)
Currency impact	57
September 30	$304
18.    Subsequent Events
Divestitures
On October 17, 2024, PPG announced that it had entered into a definitive agreement to sell 100% of its architectural coatings business in the U.S. and Canada at a transaction value of approximately $550 million to American Industrial Partners (AIP), an industrials investor. Net cash paid to PPG at closing will include customary adjustments for working capital and net debt. The transaction, which is expected to close in late 2024 or early 2025, subject to customary closing conditions, is the result of PPG’s evaluation of strategic alternatives for the business, which was first announced on February 26, 2024.
In 2023, net sales of the U.S. and Canada architectural coatings business were approximately $2.0 billion. The company expects to record a loss in the fourth quarter 2024 related to the sale of the business of approximately $300 million pre-tax, including the recognition of accumulated foreign currency losses and the impairment of goodwill. The assets and liabilities of the U.S. and Canada architectural coatings business were classified as held and used as of September 30, 2024.
Business Restructuring
On October 16, 2024, the Company approved a comprehensive cost reduction program with anticipated annualized pre-tax savings of approximately $175 million once fully implemented, including savings of $60 million in 2025. The multi-year program is focused on reducing structural costs primarily in Europe and in certain other global businesses, along with other corporate costs following the two recently announced agreements to sell PPG’s silicas products business and the architectural coatings business in the U.S. and Canada. The program includes various facility closures and other targeted fixed cost reductions. The Company expects to record a pretax restructuring charge of approximately $250 million, based on current exchange rates, in PPG’s fourth quarter 2024 financial results. This charge represents employee severance and other cash costs. As a result of this program, the Company also expects to recognize a $120 million non-cash charge due to the recognition of accumulated currency losses related to the exit of certain international operations and to incur approximately $100 million of incremental non-cash accelerated depreciation expense over the life of the program for certain assets due to their reduced expected asset life. In addition, the Company expects to incur other cash costs of approximately $70 million over the duration of this program, consisting of incremental restructuring-related cash costs for certain items that are required to be recognized as period expense as incurred. The restructuring actions will result in the net reduction of approximately 1,800 positions, primarily in Europe and the U.S.

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
Highlights
Net sales were approximately $4.6 billion for the three months ended September 30, 2024, a decrease of 1.5% compared to the prior year, primarily due to the unfavorable impact of foreign currency translation and the divestitures of the non-North American portion of the traffic solutions business.
Income before income taxes was $611 million for the three months ended September 30, 2024, an increase of $54 million compared to the prior year. This increase was primarily due to improved manufacturing productivity, certain reductions in overhead, and lower depreciation, amortization and net interest costs, partially offset by wage and benefits inflation.
Results of Operations

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Net sales	$4,575	$4,644	(1.5)%	$13,680	$13,896	(1.6)%
Cost of sales, exclusive of depreciation and amortization	$2,663	$2,752	(3.2)%	$7,842	$8,214	(4.5)%
Selling, general and administrative	$1,062	$1,047	1.4%	$3,203	$3,108	3.1%
Depreciation	$97	$102	(4.9)%	$298	$287	3.8%
Amortization	$32	$40	(20.0)%	$106	$121	(12.4)%
Research and development, net	$105	$108	(2.8)%	$325	$322	0.9%
Interest expense	$67	$64	4.7%	$184	$190	(3.2)%
Interest income	($48)	($39)	23.1%	($135)	($96)	40.6%
Pension settlement charge	$—	$—	—%	$—	$190	(100.0)%
Other (income)/charges, net	($14)	$13	(207.7)%	$15	$4	275.0%
Net Sales by Region

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
United States and Canada	$1,929	$1,941	(0.6)%	$5,710	$5,776	(1.1)%
EMEA	1,366	1,393	(1.9)%	4,179	4,341	(3.7)%
Asia Pacific	751	733	2.5%	2,141	2,116	1.2%
Latin America	529	577	(8.3)%	1,650	1,663	(0.8)%
Total	$4,575	$4,644	(1.5)%	$13,680	$13,896	(1.6)%
Three Months Ended September 30, 2024
Net sales decreased $69 million due to the following:
● Unfavorable foreign currency translation and divestiture-related sales (-1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.

Cost of sales, exclusive of depreciation and amortization, decreased $89 million primarily due to improved manufacturing productivity.
Selling, general and administrative expense increased $15 million primarily due to wage and benefits inflation partially offset by certain overhead reductions.
Interest expense increased $3 million primarily due to higher interest rates. Interest income increased $9 million primarily due to higher interest rates.
Other (income)/charges, net increased by $27 million of income primarily due to the absence of a loss on the third quarter 2023 sale of the Company's legacy Russian industrial operations and an increase in realized foreign currency gains.
Nine Months Ended September 30, 2024
Net sales decreased $216 million due to the following:
● Lower sales volumes (-1%)
● Unfavorable foreign currency translation and divestiture-related sales (-1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, decreased $372 million primarily due to moderating raw material costs during the first six months of 2024 and lower sales volumes.
Selling, general and administrative expense increased $95 million primarily due to wage and benefits inflation and growth-related investments.
Depreciation expense increased $11 million primarily due to higher capital expenditures in recent periods.
Interest expense decreased $6 million primarily due to lower debt balances. Interest income increased $39 million primarily due to higher interest rates and higher intra-quarter cash and cash equivalents balances during the period.
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
Other (income)/charges, net increased by $11 million of charges primarily due to a non-cash loss on the second quarter 2024 sale of the Argentina portion of the traffic solutions business and the absence of a first quarter 2023 insurance recovery related to hurricane damage at a southern U.S. factory, partially offset by the absence of a loss on the third quarter 2023 sale of the Company's legacy Russian industrial operations and an increase in realized foreign currency gains.
Effective Tax Rate and Earnings Per Diluted Share

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
($ in millions, except percentages and amounts per share)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Income tax expense	$137	$121	13.2%	$422	$350	20.6%
Effective tax rate	22.4%	21.7%	0.7%	22.9%	22.5%	0.4%
Adjusted effective tax rate, continuing operations*	22.5%	19.5%	3.0%	23.2%	22.0%	1.2%

Earnings per diluted share, continuing operations	$2.00	$1.79	11.7%	$5.93	$4.97	19.3%
Adjusted earnings per diluted share*	$2.13	$2.07	2.9%	$6.49	$6.15	5.5%
*See Regulation G Reconciliation below

Adjusted earnings per diluted share for the three months ended September 30, 2024 increased year-over-year primarily due to improved manufacturing productivity and certain reductions in overhead, partially offset by wage and benefits inflation.
Adjusted earnings per diluted share for the nine months ended September 30, 2024 increased year-over-year primarily due to moderating raw material costs during the first six months of 2024, partially offset by wage and benefits inflation.
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

	Three Months Ended September 30, 2024
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$611	$137	22.4%	$468	$2.00
Adjusted for:
Acquisition-related amortization expense	32	8	24.4%	24	0.10
Portfolio optimization(b)	10	2	24.3%	8	0.03
Adjusted, continuing operations, excluding certain items	$653	$147	22.5%	$500	$2.13

	Three Months Ended September 30, 2023
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$557	$121	21.7%	$426	$1.79
Adjusted for:
Acquisition-related amortization expense	40	10	23.9%	30	0.13
Portfolio optimization(b)	15	(12)	(77.2)%	27	0.11
Business restructuring-related costs, net(c)	13	3	22.9%	10	0.04
Adjusted, continuing operations, excluding certain items	$625	$122	19.5%	$493	$2.07

	Nine Months Ended September 30, 2024
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings per Diluted share(a)
As reported, continuing operations	$1,842	$422	22.9%	$1,396	$5.93
Adjusted for:
Acquisition-related amortization expense	106	26	24.5%	80	0.33
Portfolio optimization(b)	42	12	28.6%	30	0.13
Business restructuring-related costs, net(c)	15	5	32.5%	10	0.04
Legacy environmental remediation charges(d)	20	5	24.3%	15	0.06
Adjusted, continuing operations, excluding certain items	$2,025	$470	23.2%	$1,531	$6.49

	Nine Months Ended September 30, 2023
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings per Diluted share(a)
As reported, continuing operations	$1,556	$350	22.5%	$1,180	$4.97
Adjusted for:
Pension settlement charge (e)	190	46	24.2%	144	0.61
Acquisition-related amortization expense	121	30	24.3%	91	0.39
Business restructuring-related costs, net (c)	27	6	23.5%	21	0.09
Portfolio optimization(b)	22	(10)	(45.2)%	30	0.12
Insurance recovery of expenses incurred due to a natural disaster (f)	(9)	(2)	24.3%	(7)	(0.03)
Adjusted, continuing operations, excluding certain items	$1,907	$420	22.0%	$1,459	$6.15
(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)Portfolio optimization includes losses on the sale of non-core assets, including the loss recognized in the second quarter 2024 on the sale of the Company's traffic solutions business in Argentina and the loss recognized in the third quarter 2023 on the sale of the Company's legacy industrial Russian operations, which are included in Other (income)/charges, net in the condensed consolidated statement of income. Portfolio optimization also includes advisory, legal, accounting, valuation, other professional or consulting fees and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income. In 2023, net loss of $2 million was attributable to noncontrolling interests.
(c)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other (income)/charges, net on the condensed consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the condensed consolidated statement of income, and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization and Selling, general and administrative on the condensed consolidated statement of income.
(d)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other (income)/charges, net in the condensed consolidated statement of income.
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

Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended September 30		$ Change	% Change	Nine Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2024	2023	2024 vs. 2023	2024 vs. 2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Net sales	$2,921	$2,880	$41	1.4%	$8,583	$8,549	$34	0.4%
Segment income	$513	$452	$61	13.5%	$1,485	$1,384	$101	7.3%
Amortization expense	$22	$28	($6)	(21.4)%	$74	$87	($13)	(14.9)%
Segment income, excluding amortization expense	$535	$480	$55	11.5%	$1,559	$1,471	$88	6.0%
Three Months Ended September 30, 2024
Performance Coatings net sales increased due to the following:
● Higher sales volumes (+2%)
● Higher selling prices (+1%)
Offset by:
● Unfavorable foreign currency translation (-1%)
● Divestiture-related sales (-1%)
Architectural coatings - Americas and Asia Pacific net sales, excluding the impact of currency, acquisitions and divestitures ("organic sales") increased a low single-digit percentage compared to the prior-year third quarter driven by increased sales volumes in the U.S. and Canada coupled with higher prices. In the U.S. and Canada, growth initiatives through our partnership with The Home Depot® drove higher professional contractor sales volumes. In Mexico, the business benefited from our strong concessionaire network.
Architectural coatings – EMEA organic sales were flat year over year, as higher prices were offset by lower sales volumes. Consumer confidence remained weak during the quarter, and regional demand was uneven by country. Sales volumes were strong in central and eastern Europe offset by lower sales volumes in western Europe.
Automotive refinish coatings organic sales increased by a mid-single-digit percentage versus the prior year. In the U.S., sales volumes were higher compared to prior-year results even with lower industry-wide insurance claims. In Europe, organic sales increased year over year driven by price, and demand improved slightly in Latin America. In China, demand for refinish products is recovering and is expected to improve in the coming quarters.
Aerospace coatings organic sales increased by a double-digit percentage compared to the third quarter 2023, led by higher selling prices and sales volume. Demand remained strong as customer order backlogs are at similar levels to the prior quarter. Global air travel has improved year over year but remains about 3% below pre-pandemic levels for both domestic and international flights. The company remains focused on debottlenecking and expanding manufacturing capabilities to drive volume and earnings growth.
Protective and marine coatings organic sales increased by a low single-digit percentage compared to the prior-year third quarter driven by higher sales volumes in Europe and the Asia Pacific region partially offset by lower sales volumes in the United States. The third quarter was the sixth consecutive quarter with positive year-over-year sales volume growth. In Europe and the Asia Pacific region, increased sales volumes were driven by share gains in marine maintenance and repair, reflecting demand for PPG's sustainably advantaged products.
Traffic solutions organic sales increased by a low single-digit percentage compared with the prior-year third quarter primarily due to increased sales volumes offset by lower prices. Seasonally, second and third quarter sales in the traffic solutions business are typically more than twice the sales in the first and fourth quarter due to the difficulty of applying traffic markings in colder temperatures.
Segment income was $513 million, an increase of 13% versus the prior year, primarily due to higher sales volumes and selling prices, partially offset by wage inflation.

Nine Months Ended September 30, 2024
Performance Coatings net sales were flat due to the following:
● Higher selling prices (+1%)
Partially offset by:
● Lower sales volumes and divestiture-related sales (-1%)
Architectural coatings - Americas and Asia Pacific organic sales were flat year-over-year with slightly higher selling prices offset by slightly lower sales volumes.
Architectural coatings – EMEA organic sales decreased by a low single-digit percentage year over year driven by lower sales volumes. Regional demand was uneven by country, with strong sales volumes in central and eastern Europe offset by lower sales volumes in western Europe.
Automotive refinish coatings organic sales were flat year over year as selling price increases offset lower sales volumes.
Aerospace coatings sales volumes increased by a high single-digit percentage as demand was strong in all regions. Sales also increased due to the benefit of higher selling prices.
Protective and marine coatings organic sales increased by a low single-digit percentage primarily due to strong demand in Europe and the Asia Pacific region.
Traffic solutions organic sales were flat as higher sales volumes in the U.S. were offset by lower selling prices.
Segment income increased $101 million year over year primarily due to higher selling prices, lower manufacturing costs and moderating raw material costs during the first six months of 2024, which more than offset wage and benefits inflation and higher growth-related spending.
Looking Ahead
In the fourth quarter, we expect demand to continue to be strong in aerospace coatings and expect growth in automotive refinish coatings above industry rates. We expect that consumer demand will remain tepid in Europe. Our architectural coatings - Americas and Asia Pacific business is anticipated to benefit from growth initiatives with The Home Depot® and from our strong concessionaire network.
Industrial Coatings

	Three Months Ended September 30		$ Change	% Change	Nine Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2024	2023	2024 vs. 2023	2024 vs. 2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Net sales	$1,654	$1,764	($110)	(6.2)%	$5,097	$5,347	($250)	(4.7)%
Segment income	$199	$246	($47)	(19.1)%	$707	$736	($29)	(3.9)%
Amortization expense	$10	$12	($2)	(16.7)%	$30	$34	($4)	(11.8)%
Segment income, excluding amortization expense	$209	$258	($49)	(19.0)%	$737	$770	($33)	(4.3)%
Three Months Ended September 30, 2024
Industrial Coatings segment net sales decreased due to the following:
● Lower selling prices (-3%)
● Lower sales volumes (-3%)
Automotive OEM coatings organic sales decreased by a double-digit percentage compared to the third quarter 2023 driven by lower sales volumes and lower indexed-based selling prices for certain customer contracts. Overall global demand weakened in the third quarter. Sales volume declines in the U.S. and Europe were partially offset by sales volume increases in Latin America. In Western Europe and the U.S., automotive industry build rates were significantly lower than the third quarter 2023 with reduced demand and extended OEM downtime.
In the industrial coatings business, organic sales decreased by a mid-single-digit percentage compared to the prior year due to lower sales volumes and lower indexed-based prices. Overall, global industrial production remained sluggish, especially in Europe and the U.S. Sales volume declines in those regions more than offset strong growth in the Asia Pacific and Latin America regions.
Packaging coatings organic sales increased by a low single-digit percentage compared to the prior year with higher sales volumes partially offset by lower, index-driven prices. Global beverage demand remains strong, and PPG is well positioned to support the growth.
Specialty coatings and materials organic sales increased by a low single-digit percentage due to higher sales volumes partially offset by lower selling prices.
Segment income decreased $47 million year over year primarily due to lower index-based pricing, lower sales volumes and wage and benefits inflation, partially offset by lower overhead costs.
Nine Months Ended September 30, 2024
Industrial Coatings segment net sales decreased due to the following:
● Lower selling price (-3%)
● Lower sales volumes (-1%)
● Unfavorable foreign currency translation (-1%)
Automotive OEM coatings organic sales decreased by a high single-digit percentage year over year driven by lower sales volumes and lower index-based selling prices for certain customer contracts. Sales volume increases in the Asia Pacific and Latin America regions were more than offset by declines in Europe and the U.S.
In the industrial coatings business, organic sales decreased by a mid-single-digit percentage year over year driven by lower sales volumes and indexed-based prices. Softening global industrial demand resulted in lower sales volumes in all regions except Asia Pacific where sales volumes increased by a mid single-digit percentage.
Packaging coatings organic sales increased by a low single-digit percentage year over year as higher sales volumes were partially offset by lower selling prices in all regions.
Specialty coatings and materials organic sales increased by a mid-single-digit percentage primarily due to higher sales volumes, partially offset by the absence of European energy-related surcharge pricing in the prior year period.
Segment income decreased $29 million year over year primarily due to index-based selling price declines, partially offset by moderating raw material costs during the first six months of 2024.
Looking Ahead
In the fourth quarter, we expect both automotive production build rates and global industrial production to remain at low levels, especially in the U.S. and Europe. For the packaging coatings business, we expect continued strong growth in the Asia Pacific region.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.3 billion and $1.6 billion at September 30, 2024 and December 31, 2023, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's access to capital markets will be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and contractual obligations.
Cash from operating activities
Cash from operating activities for the nine months ended September 30, 2024 and 2023 was $1,074 million and $1,513 million, respectively. The $439 million decrease in cash from operating activities was primarily due to unfavorable changes in working capital compared to the prior year.

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

($ in millions, except percentages)	September 30, 2024	December 31, 2023	September 30, 2023
Trade receivables, net	$3,223	$2,881	$3,213
Inventories, FIFO	2,498	2,376	2,479
Trade creditors’ liabilities	2,536	2,612	2,491
Operating working capital	$3,185	$2,645	$3,201
Operating working capital as a % of sales	17.4%	15.2%	17.2%
Days sales outstanding	59	55	57
Environmental

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2024	2023	2024	2023
Cash outlays for environmental remediation activities	$6	$12	$19	$28

($ in millions)	Remainder of 2024	Annually 2025 - 2028
Projected future cash outlays for environmental remediation activities	$10 - $30	$20 - $75
Cash used for investing activities
Cash used for investing activities for the nine months ended September 30, 2024 and 2023 was $511 million and $399 million, respectively. The $112 million increase in cash used for investing activities was primarily due to higher capital expenditures compared to the prior year.
Total capital spending is expected to be approximately $650 million to $700 million in 2024 in support of future organic growth opportunities.
Cash used for financing activities
Cash used for financing activities for the nine months ended September 30, 2024 and 2023 was $617 million and $1,005 million, respectively. The $388 million decrease in cash used for financing activities was primarily due to higher net debt proceeds, partially offset by higher share repurchases compared to the prior year.
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
In March 2023, PPG amended its five-year credit agreement (the “Credit Agreement”) dated as of August 30, 2019. The amendments to the Credit Agreement replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Term SOFR. The other terms of the Credit Agreement remained unchanged. In July 2023, PPG amended and restated the Credit Agreement, extending the term through July 27, 2028. The amended and restated Credit Agreement provides for a $2.3 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were $408 million commercial paper borrowings outstanding as of September 30, 2024 and no commercial paper borrowings outstanding as of December 31, 2023.
The Term Loan and the Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan and the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of September 30, 2024, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 44%.
Other Debt Issued and Repaid
In August 2024, PPG's $300 million 2.4% notes matured, and the Company repaid this obligation using cash on hand.
In March 2023, PPG's $300 million 3.2% notes matured, and the Company repaid this obligation using cash on hand.
Other Liquidity Information
Restructuring
Aggregate restructuring savings were approximately $10 million in the third quarter 2024. Total restructuring savings are expected to be at least $35 million in 2024. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 6, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to these actions in the range of $50 million to $60 million in 2024.
Global Silicas Business - Strategic Review
During the first quarter 2024, PPG announced that it would review strategic alternatives for its global silicas products business. During the third quarter 2024, PPG signed an agreement to sell its global silicas products business to QEMETICA S.A., a Warsaw, Poland-based, privately-held manufacturer of soda ash, silicates and other specialty chemicals for approximately $310 million in pre-tax proceeds. Refer to Note 3, "Divestitures" in Part I, Item 1 of this Form 10-Q for further detail related to this transaction.
United States and Canada Architectural Coatings Business - Strategic Review
During the first quarter 2024, PPG announced that it would review strategic alternatives for its architectural coatings U.S. and Canada business. On October 17, 2024, PPG announced that it had entered into a definitive agreement to sell 100% of its architectural coatings business in the U.S. and Canada at a transaction value of approximately $550 million to American Industrial Partners (AIP), an industrials investor. Refer to Note 18, "Subsequent Events" in Part I, Item 1 of this Form 10-Q for further detail related to this transaction.
Currency
Comparing spot exchange rates at September 30, 2024 and at December 31, 2023, the U.S. dollar strengthened against the currencies of many countries within the regions PPG operates, most notably the Mexican peso. As a result, consolidated net assets at September 30, 2024 decreased by $558 million compared to December 31, 2023.

Comparing average exchange rates during the first nine months of 2024 to those of the first nine months of 2023, the U.S. dollar was relatively flat compared to the currencies of most countries where PPG operates. Changes in foreign exchange rates had an unfavorable impact on Income before income taxes for the nine months ended September 30, 2024 of $1 million from the translation of these foreign earnings into U.S. dollars.
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
Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include statements related to the global economic conditions, geopolitical issues in Europe, effects on our business of COVID-19, increasing price and product competition by our competitors, fluctuations in cost and availability of raw materials, energy, labor and logistics, the ability to achieve selling price increases, the ability to recover margins, customer inventory levels, PPG inventory levels, our ability to maintain favorable supplier relationships and arrangements, the cost reduction program, including the timing and amounts of the expected future restructuring charges, accelerated depreciation, and cash costs and the timing and realization of anticipated cost savings from restructuring actions, the ability to identify additional cost savings opportunities, the timing and expected benefits of our acquisitions, difficulties in integrating acquired businesses and achieving expected synergies therefrom, the amount of future share repurchases, economic and political conditions in the markets we serve, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions, the unpredictability of existing and possible future litigation, including asbestos litigation, and government investigations. However, it is not possible to predict or identify all such factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. Certain foreign currency forward contracts outstanding during 2024 and 2023 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts was a net liability of $21 million and a net asset of $23 million as of September 30, 2024 and December 31, 2023, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $446 million for the nine months ended September 30, 2024 and $402 million for the year ended December 31, 2023.
PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $375 million and $475 million as of September 30, 2024 and December 31, 2023, respectively. The fair value of these contracts were net assets of $30 million and $33 million as of September 30, 2024 and December 31, 2023, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $38 million and $46 million at September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, PPG had non-U.S. dollar denominated borrowings outstanding of $3.6 billion and $3.3 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $396 million at September 30, 2024 and $363 million at December 31, 2023.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both September 30, 2024 and December 31, 2023. The fair values of these contracts were a liability of $8 million and $14 million as of September 30, 2024 and December 31, 2023, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased annual interest expense by $4 million and $5 million for the periods ended September 30, 2024 and December 31, 2023, respectively. Considering the debt balance outstanding at September 30, 2024 and December 31, 2023, a 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $5 million and by $2 million, respectively. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $79 million and $96 million at September 30, 2024 and December 31, 2023, respectively; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.

There were no other material changes in the Company’s exposure to market risk from December 31, 2023 to September 30, 2024. Refer to Note 12, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
Since 2013, Westlake exclusively has controlled and continues to control the defense of the Di Gregório litigation. Nevertheless, PPG recently learned that Westlake failed ever to substitute itself into the case in place of PPG, remove PPG as the obligor, or otherwise inform the Brazilian court that it is the party in interest that assumed all liability for the matter. On May 30, 2024, Westlake informed PPG that the Brazilian court entered a May 21, 2024 award of more than $700 million, including compound prejudgment interest, fees and costs, against “PPG Industries, Inc.” as the originally named (albeit nominal) defendant in the case. More recently, Westlake informed PPG that it believes simple prejudgment interest applies to the judgment which would result in the award being less than $350 million. Westlake also informed PPG that while it will continue to defend the case and pursue an appeal of the award, it would not post any bond, pay any judgment, or take any steps to prevent the plaintiff from attempting to execute on the judgment against PPG.
On May 17, 2024, Eagle Spinco filed a lawsuit against PPG in Delaware Superior Court alleging breach of the Separation Agreement and requesting declaratory relief (the “Eagle Spinco Lawsuit”). In its lawsuit, Eagle Spinco sought to have the Di Gregório liability determined to be one in which its obligation is only to indemnify PPG for any damages it incurs in the case, net of any insurance coverage available from PPG’s insurers, rather than stand in the shoes of PPG in the first instance and respect the obligation as an assumed liability under the Separation Agreement for which it did not purchase the rights to PPG’s insurance assets.
Because the Di Gregório liability was a specifically scheduled assumed liability under the Separation Agreement and given that Westlake failed to remove PPG as the obligor, PPG separately filed a lawsuit against Westlake on June 13, 2024 in the Court of Chancery in Delaware (the “PPG Lawsuit”), asserting claims for specific performance, declaratory relief, breach of contract, and equitable estoppel. The PPG Lawsuit explains PPG’s belief that: (a) the Di Gregório case is an assumed liability of Westlake, (b) Westlake has a continuing duty to act as an agent of PPG to satisfy any award if it is unable or unwilling to remove PPG as an obligor in the case, (c) Westlake has the duty to pay in the first instance any award, bond, court fees and other costs regardless of whether the court ultimately determines the Di Gregório case to be an assumed or indemnifiable liability, and (d) PPG has uncapped rights of indemnification should Westlake fail to satisfy its obligations under the Separation Agreement. Eagle Spinco filed counterclaims in the PPG Lawsuit restating the claims it originally asserted in the Eagle Spinco Lawsuit. Accordingly, it dismissed its previously filed Eagle Spinco Lawsuit and now exclusively is asserting its position in the PPG Lawsuit.
PPG intends to vigorously enforce its rights and Westlake’s obligations under the 2012 Separation Agreement and to hold Westlake accountable for any damages PPG suffers as a result of Westlake’s refusal to honor its contractual obligations. The Delaware Court of Chancery has set a trial date of December 12, 2024 for the PPG Lawsuit. PPG believes that the risk of loss associated with this matter is remote.
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
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2024:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
July 2024
Repurchase program	—	$—	—	25,283,292
August 2024
Repurchase program	814,215	$122.96	814,215	23,975,612
September 2024
Repurchase program	782,060	$127.87	782,060	22,726,533
Total quarter ended September 30, 2024
Repurchase program	1,596,275	$125.36	1,596,275	22,726,533
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.
Business Restructuring
On October 16, 2024, the Company approved a comprehensive cost reduction program with anticipated annualized pre-tax savings of approximately $175 million once fully implemented, including savings of $60 million in 2025. The multi-year program is focused on reducing structural costs primarily in Europe and in certain other global businesses, along with other corporate costs following the two recently announced agreements to sell PPG’s silicas products business and the architectural coatings business in the U.S. and Canada. The program includes various facility closures and other targeted fixed cost reductions. The Company expects to record a pretax restructuring charge of approximately $250 million, based on current exchange rates, in PPG’s fourth quarter 2024 financial results. This charge represents employee severance and other cash costs. As a result of this program, the Company also expects to recognize a $120 million non-cash charge due to the recognition of accumulated currency losses related to the exit of certain international operations and to incur approximately $100 million of incremental non-cash accelerated depreciation expense over the life of the program for certain assets due to their reduced expected asset life. In addition, the Company expects to incur other cash costs of approximately $70 million over the duration of this program, consisting of incremental restructuring-related cash costs for certain items that are required to be recognized as period expense as incurred. The restructuring actions will result in the net reduction of approximately 1,800 positions, primarily in Europe and the U.S.
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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheet at September 30, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and 2023, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	October 17, 2024	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)