Form 10-Q
period 2025-03-31
PPG INDUSTRIES INC
filed 2025-04-30
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
or
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
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.66 2/3	PPG	New York Stock Exchange
0.875% Notes due 2025	PPG 25	New York Stock Exchange
1.875% Notes due 2025	PPG 25A	New York Stock Exchange
1.400% Notes due 2027	PPG 27	New York Stock Exchange
2.750% Notes due 2029	PPG 29A	New York Stock Exchange
3.250% Notes due 2032	PPG 32	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of March 31, 2025, 227.0 million shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended March 31
($ in millions, except per share amounts)	2025	2024
Net sales	$3,684	$3,849
Cost of sales, exclusive of depreciation and amortization	2,142	2,205
Selling, general and administrative	838	850
Depreciation	89	95
Amortization	32	35
Research and development, net	102	107
Interest expense	56	55
Interest income	(43)	(42)
Other (income)/charges, net	(34)	2
Income before income taxes	$502	$542
Income tax expense	122	128
Income from continuing operations	$380	$414
Loss from discontinued operations, net of tax	(2)	(5)
Net income attributable to controlling and noncontrolling interests	$378	$409
Net income attributable to noncontrolling interests	(5)	(9)
Net income (attributable to PPG)	$373	$400
Amounts attributable to PPG:
Income from continuing operations, net of tax	$375	$405
Loss from discontinued operations, net of tax	(2)	(5)
Net income (attributable to PPG)	$373	$400

Earnings per common share:
Income from continuing operations, net of tax	$1.64	$1.72
Loss from discontinued operations, net of tax	(0.01)	(0.02)
Earnings per common share (attributable to PPG)	$1.63	$1.70

Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.64	$1.71
Loss from discontinued operations, net of tax	(0.01)	(0.02)
Earnings per common share (attributable to PPG) - assuming dilution	$1.63	$1.69
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31
($ in millions)	2025	2024
Net income attributable to controlling and noncontrolling interests	$378	$409
Other comprehensive income/(loss), net of tax:
Defined benefit pension and other postretirement benefits	(5)	—
Unrealized foreign currency translation adjustments	281	(14)
Other comprehensive income/(loss), net of tax	$276	($14)
Total comprehensive income	$654	$395
Less: amounts attributable to noncontrolling interests:
Net income	(5)	(9)
Unrealized foreign currency translation adjustments	(1)	2
Comprehensive income attributable to PPG	$648	$388
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,830	$1,270
Short-term investments	63	88
Receivables, net	3,429	2,985
Inventories	2,115	1,846
Other current assets	464	368
Total current assets	$7,901	$6,557
Property, plant and equipment (net of accumulated depreciation of $4,352 and $4,217)	3,539	3,464
Goodwill	5,824	5,690
Identifiable intangible assets, net	1,933	1,922
Deferred income taxes	414	303
Investments	317	331
Operating lease right-of-use assets	616	597
Other assets	596	569
Total	$21,140	$19,433
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,885	$3,731
Restructuring reserves	130	128
Short-term debt and current portion of long-term debt	1,688	939
Current portion of operating lease liabilities	134	126
Other	—	90
Total current liabilities	$5,837	$5,014
Long-term debt	5,574	4,876
Operating lease liabilities	466	454
Accrued pensions	562	558
Other postretirement benefits	408	410
Deferred income taxes	464	405
Other liabilities	737	754
Total liabilities	$14,048	$12,471
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,297	1,272
Retained earnings	22,213	21,994
Treasury stock, at cost	(14,719)	(14,342)
Accumulated other comprehensive loss	(2,833)	(3,108)
Total PPG shareholders’ equity	$6,927	$6,785
Noncontrolling interests	165	177
Total shareholders’ equity	$7,092	$6,962
Total	$21,140	$19,433
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2025	$969	$1,272	$21,994	($14,342)	($3,108)	$6,785	$177	$6,962
Net income attributable to controlling and noncontrolling interests	—	—	373	—	—	373	5	378
Other comprehensive loss, net of tax	—	—	—	—	275	275	1	276
Cash dividends	—	—	(154)	—	—	(154)	—	(154)
Purchase of treasury stock	—	—	—	(385)	—	(385)	—	(385)
Issuance of treasury stock	—	29	—	8	—	37	—	37
Stock-based compensation activity	—	(4)	—	—	—	(4)	—	(4)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Reductions in noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2025	$969	$1,297	$22,213	($14,719)	($2,833)	$6,927	$165	$7,092

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2024	$969	$1,202	$21,500	($13,600)	($2,239)	$7,832	$191	$8,023
Net income attributable to controlling and noncontrolling interests	—	—	400	—	—	400	9	409
Other comprehensive income, net of tax	—	—	—	—	(12)	(12)	(2)	(14)
Cash dividends	—	—	(153)	—	—	(153)	—	(153)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	31	—	6	—	37	—	37
Stock-based compensation activity	—	(11)	—	—	—	(11)	—	(11)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
March 31, 2024	$969	$1,222	$21,747	($13,746)	($2,251)	$7,941	$185	$8,126
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
($ in millions)	2025	2024
Operating activities:
Net income attributable to controlling and noncontrolling interests	$378	$409
Less: Loss from discontinued operations	(2)	(5)
Income from continuing operations	$380	$414
Adjustments to reconcile net income to cash (used for)/from operations:
Depreciation and amortization	121	130
Stock-based compensation expense	23	11
Deferred income taxes	(20)	(44)
Cash used for restructuring actions	(18)	(10)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(396)	(268)
Inventories	(230)	(189)
Other current assets	(34)	(65)
Accounts payable and accrued liabilities	202	(53)
Taxes and interest payable	1	88
Noncurrent assets and liabilities, net	(43)	6
Other	(2)	(13)
Cash (used for)/from operating activities - continuing operations	($16)	$7
Cash used for operating activities - discontinued operations	(2)	(67)
Cash used for operating activities	($18)	($60)
Investing activities:
Capital expenditures	($209)	($252)
Business acquisitions, net of cash balances acquired	—	(10)
Other	41	27
Cash used for investing activities - continuing operations	($168)	($235)
Cash used for investing activities - discontinued operations	—	(4)
Cash used for investing activities	($168)	($239)
Financing activities:
Proceeds from Term Loan, net of fees	309	274
Proceeds from the issuance of debt, net of discounts and fees	940	—
Purchase of treasury stock	(394)	(149)
Dividends paid on PPG common stock	(154)	(153)
Other	(3)	(7)
Cash from/(used for) financing activities - continuing operations	$698	($35)
Cash used for financing activities - discontinued operations	—	—
Cash from/(used for) financing activities	$698	($35)
Effect of currency exchange rate changes on cash and cash equivalents	48	1
Cash reclassified from assets held for sale	—	8
Net increase/(decrease) in cash and cash equivalents	$560	($325)
Cash and cash equivalents, beginning of period	1,270	1,493
Cash and cash equivalents, end of period	$1,830	$1,168

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$55	$66
Taxes paid, net of refunds	$123	$93

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$63	$47
Purchases of treasury stock transacted but not yet settled	$—	$15
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of March 31, 2025 and the results of its operations and cash flows for the three months ended March 31, 2025 and 2024. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2024 Annual Report on Form 10-K (the "2024 Form 10-K").
In December 2024, PPG completed the sale of 100% of its architectural coatings business in the U.S. and Canada. Accordingly, the Company’s consolidated results of operations and cash flows have been recast to present the results of the architectural coatings business in the U.S. and Canada as discontinued operations for the three months ended March 31, 2024. Refer to Note 3, “Divestitures” for further information relating to this transaction.
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three months ended March 31, 2025 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported Net income, total assets, cash flows or shareholders’ equity.
2.New Accounting Standards
Recently Adopted Accounting Standards
PPG did not adopt any new accounting standards during the quarter ended March 31, 2025.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09 “Improvements to Income Tax Disclosures (Topic 740)”. This ASU updates current income tax disclosure requirements to require disclosures of specific categories of information within the effective tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU will be effective for the annual period ending December 31, 2025. Adoption of this ASU will result in additional disclosure, but it will not impact PPG’s consolidated financial position, results of operations or cash flows.
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

3.Divestitures
U.S. and Canada Architectural Coatings Business
In December 2024, PPG completed the sale of 100% of its architectural coatings business in the U.S. and Canada to American Industrial Partners (AIP), an industrials investor. The results of the U.S. and Canada architectural coatings business were previously included in the Performance Coatings segment.
The operating results of discontinued operations related to the U.S. and Canada architectural coatings business for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31
($ in millions)	2025	2024
Net sales	$—	$462
Cost of sales, exclusive of depreciation and amortization	—	240
Selling, general, and administrative	—	214
Depreciation	—	8
Amortization	—	3
Research and development, net	—	2
Other (income)/charges, net	3	(1)
Loss before income taxes	($3)	($4)
Income tax (benefit)/expense	(1)	1
Loss from discontinued operations, net of tax	($2)	($5)
Sale of Russia Operations
In the fourth quarter 2024, the Company received written approval from Russian regulatory authorities of a definitive agreement to sell the Company’s remaining Russian business. As a result, the Company classified the business as held for sale as of December 31, 2024 and recognized an impairment charge of $146 million during the fourth quarter 2024, primarily related to accumulated foreign currency translation losses, which was included in Impairment and other related charges, net on the consolidated statement of income. No tax benefit was recorded on the impairment charge. In the first quarter 2025, PPG completed the sale of its remaining Russian business.
4.     Inventories

($ in millions)	March 31, 2025	December 31, 2024
Finished products	$1,131	$949
Work in process	251	235
Raw materials	681	613
Supplies	52	49
Total Inventories	$2,115	$1,846
Most U.S. inventories are valued using the last-in, first-out method. If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been $172 million and $169 million higher as of March 31, 2025 and December 31, 2024, respectively.

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
The Company did not identify an indication of goodwill impairment for any of its reporting units or an indication of impairment of any of its indefinite-lived intangible assets during the three months ended March 31, 2025.
The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2025 was as follows:

($ in millions)	Global Architectural Coatings	Performance Coatings	Industrial Coatings	Total
January 1, 2025	$2,688	$1,854	$1,148	$5,690
Foreign currency impact and other	93	15	26	134
March 31, 2025	$2,781	$1,869	$1,174	$5,824
As of both March 31, 2025 and December 31, 2024, accumulated goodwill impairment losses totaled $158 million, all of which relates to the Performance Coatings reportable segment.
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	March 31, 2025			December 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,150	$—	$1,150	$1,123	$—	$1,123
Definite-Lived Identifiable Intangible Assets
Acquired technology	$806	($679)	$127	$800	($666)	$134
Customer-related	1,698	(1,157)	541	1,656	(1,106)	550
Trade names	285	(171)	114	276	(162)	114
Other	44	(43)	1	43	(42)	1
Total Definite-Lived Intangible Assets	$2,833	($2,050)	$783	$2,775	($1,976)	$799
Total Identifiable Intangible Assets	$3,983	($2,050)	$1,933	$3,898	($1,976)	$1,922
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of March 31, 2025, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining nine months of 2025	$95
2026	$97
2027	$89
2028	$81
2029	$75
2030	$64
Thereafter	$282

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
The following table summarizes restructuring reserve activity for the three months ended March 31, 2025 and 2024:

	Total Reserve
($ in millions)	2025	2024
January 1	$276	$110
Approved restructuring actions	14	—
Release of prior reserves and other adjustments(a)	(13)	—
Cash payments	(18)	(10)
Foreign currency impact	8	(1)
March 31	$267	$99
(a)Certain releases were recorded to reflect the current estimate of costs to complete planned business restructuring actions.
The majority of the approved business restructuring actions and associated cash outlays are expected to be completed in 2025 and 2026.
7.    Borrowings
Credit Agreements
In April 2023, PPG entered into a €500 million term loan credit agreement (the "Term Loan"). The Term Loan contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. In April 2023, PPG borrowed €500 million under the Term Loan. In December 2023, PPG obtained lender commitments sufficient to increase the size of the Term Loan by €250 million. In January 2024, PPG borrowed the additional €250 million. In December 2024, PPG obtained lender commitments sufficient to increase the size of the Term Loan by €300 million. In January 2025, PPG borrowed the additional €300 million. The Term Loan terminates and all amounts outstanding are payable in January 2028. The Term Loan is denominated in euro and has been designated as a hedge of the net investment in the Company’s European operations. For more information, refer to Note 11 “Financial Instruments, Hedging Activities and Fair Value Measurements.”
In July 2023, PPG amended and restated its five-year credit agreement (the "Credit Agreement") dated as of August 30, 2019, extending the term through July 27, 2028. The amended and restated Credit Agreement provides for a $2.3 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of March 31, 2025 and December 31, 2024.
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
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of both March 31, 2025 and December 31, 2024.

The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement also requires the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of March 31, 2025, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 50%.
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
Other Long-term Debt Activities
In March 2025, PPG completed a public offering of €900 million 3.250% Notes due 2032. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2025 Indenture"). The 2025 Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase Notes upon a Change of Control Triggering Event (as defined in the 2025 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $940 million. The notes are denominated in euro and a portion of the notes have been designated as hedges of net investments in the Company’s European operations. Refer to Note 12 “Financial Instruments, Hedging Activities and Fair Value Measurements.” for additional information.
In August 2024, PPG's $300 million 2.4% notes matured, and the Company repaid this obligation using cash on hand.
Restrictive Covenants and Cross-Default Provisions
As of March 31, 2025, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $296 million and $302 million as of March 31, 2025 and December 31, 2024, respectively.

8.    Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31
(number of shares in millions)	2025	2024
Weighted average common shares outstanding	228.0	235.6
Effect of dilutive securities:
Stock options	0.1	0.6
Other stock compensation plans	0.8	0.7
Potentially dilutive common shares	0.9	1.3
Adjusted weighted average common shares outstanding	228.9	236.9

Dividends per common share	$0.68	$0.65

Antidilutive securities(a):
Stock options	3.0	0.4
(a)Excluded from the computation of earnings per diluted share due to their antidilutive effect.
9.    Income Taxes

	Three Months Ended March 31
	2025	2024
Effective tax rate on pretax income	24.3%	23.6%
Income tax expense for the three months ended March 31, 2025 and 2024 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2025 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2025 could be different from the forecasted amount used to estimate Income tax expense for the three months ended March 31, 2025.
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
Net periodic pension benefit cost and other postretirement benefit cost for the three months ended March 31, 2025 and 2024 was as follows:

	Pension		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
($ in millions)	2025	2024	2025	2024
Service cost	$2	$2	$1	$1
Interest cost	25	26	5	6
Expected return on plan assets	(26)	(27)	—	—
Amortization of actuarial losses	6	6	—	—
Amortization of prior service credit	—	—	(1)	(2)
Settlement	1	—	—	—
Net periodic benefit cost	$8	$7	$5	$5

PPG expects 2025 full year net periodic pension expense of approximately $35 million and net periodic other postretirement expense of approximately $20 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended March 31
($ in millions)	2025	2024
Non-U.S. defined benefit pension contributions	$—	$1
PPG expects to make required mandatory contributions to its defined benefit pension plans in the range of $20 million to $30 million during the remaining nine months of 2025. In addition to any mandatory contributions, PPG may elect to make voluntary contributions to its defined benefit pension plans in 2025 and beyond.
11.    Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (a)	Pension and Other Postretirement Benefit Adjustments, net of tax (b)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2024	($1,746)	($494)	$1	($2,239)
Current year deferrals to AOCL	(12)	(3)	—	(15)
Reclassifications from AOCL to net income	—	3	—	3
March 31, 2024	($1,758)	($494)	$1	($2,251)

January 1, 2025	($2,651)	($458)	$1	($3,108)
Current year deferrals to AOCL	141	(9)	—	132
Reclassifications from AOCL to net income	139	4	—	143
March 31, 2025	($2,371)	($463)	$1	($2,833)
(a)The tax cost related to unrealized foreign currency translation adjustments on net investment hedges was $60 million and $68 million as of March 31, 2025 and 2024, respectively.
(b)The tax benefit related to the adjustment for pension and other postretirement benefits was $2 million and $1 million for the three months ended March 31, 2025 and 2024, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit cost (See Note 10, "Pensions and Other Postretirement Benefits").
12.    Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at March 31, 2025 and December 31, 2024, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three months ended March 31, 2025 and 2024.
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

There were no derivative instruments de-designated or discontinued as hedging instruments during the three months ended March 31, 2025 and 2024, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the three months ended March 31, 2025 and 2024 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both March 31, 2025 and December 31, 2024. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps were liabilities of $11 million and $16 million at March 31, 2025 and December 31, 2024, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at March 31, 2025 and December 31, 2024.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $375 million as of March 31, 2025 and December 31, 2024, respectively, and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. As of March 31, 2025 and December 31, 2024, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $39 million and $50 million, respectively.
At March 31, 2025 and December 31, 2024, PPG had designated €3.9 billion and €3.2 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments were $4.2 billion and $3.3 billion as of March 31, 2025 and December 31, 2024, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other (income)/charges, net in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $3.3 billion and $2.8 billion at March 31, 2025 and December 31, 2024, respectively. The fair values of these contracts were net liabilities of $31 million and $53 million as of March 31, 2025 and December 31, 2024, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
The following table summarizes the amount of gains and losses deferred in Other comprehensive income ("OCI") and the amount and location of gains and losses recognized within the condensed consolidated statement of income related to derivative and debt financial instruments for the three months ended March 31, 2025 and 2024. All amounts are shown on a pretax basis.

	March 31, 2025		March 31, 2024		Caption In Condensed Consolidated Statement of Income
($ in millions)	Loss Deferred in OCI	Gain/(Loss) Recognized	Gain Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$16	$—	$13	Other (income)/charges, net
Fair Value
Interest rate swaps	—	(2)	—	(3)	Interest expense
Total forward contracts and interest rate swaps	$—	$14	$—	$10
Net Investment
Cross currency swaps	($11)	$2	$9	$2	Interest expense
Foreign denominated debt	(174)	—	74	—
Total Net Investment	($185)	$2	$83	$2
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of March 31, 2025 and December 31, 2024, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2024 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities recorded in its condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 that were measured using Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis

	March 31, 2025			December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$10	$—	$—	$9	$—	$—
Foreign currency forward contracts (a)	—	18	—	—	5	—
Investments:
Marketable equity securities	$72	$—	$—	$85	$—	$—
Other assets:
Cross currency swaps (b)	$—	$39	$—	$—	$50	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$49	$—	$—	$58	$—
Other liabilities:
Interest rate swaps (c)	$—	$11	$—	$—	$16	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	March 31, 2025(a)	December 31, 2024 (b)
Long-term debt - carrying value	$7,243	$5,801
Long-term debt - fair value	$7,100	$5,634
(a)Excludes finance lease obligations of $6 million and short-term borrowings of $13 million as of March 31, 2025.
(b)Excludes finance lease obligations of $7 million and short-term borrowings of $7 million as of December 31, 2024.
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

	Three Months Ended March 31
($ in millions)	2025	2024
Stock-based compensation expense	$23	$11
Income tax benefit recognized	$5	$2
Grants of stock-based compensation during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31
	2025		2024
	Shares	Fair Value	Shares	Fair Value
Stock options	541,313	$32.93	426,939	$43.83
Restricted stock units	254,278	$111.50	207,370	$137.83
Contingent shares (a)	76,925	$114.39	51,543	$142.65

(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock options granted during the three months ended March 31, 2025 was calculated with the following weighted average assumptions:

Weighted average exercise price	$114.39
Risk-free interest rate	4.2%
Expected life of option in years	5.5
Expected dividend yield	1.8%
Expected volatility	29.4%
The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal to the expected life of the option. The expected term assumption is estimated based on the weighted average of historical stock option grants. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options.
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
Asbestos Matters
As of March 31, 2025, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries (“Products Claims”);
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”); and
•asbestos-related claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”).
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required. Additionally, as a supplement to its periodic monitoring and review, the Company conducts discussions with counsel and engages valuation consultants to analyze its claims history and estimate the amount of the Company’s potential liability for asbestos-related claims. As of March 31, 2025 and December 31, 2024, the Company's asbestos-related reserves totaled $44 million and $45 million, respectively.
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
As remediation at certain environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to adjust the reserves for these sites. In 2024, certain charges were recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are expensed as incurred.
As of March 31, 2025 and December 31, 2024, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	March 31, 2025	December 31, 2024
New Jersey Chrome	$56	$58
Glass and chemical	49	51
Other	114	113
Total environmental reserves	$219	$222
Current portion	$41	$39
Pretax charges against income for environmental remediation costs are included in Other (income)/charges, net in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31
($ in millions)	2025	2024
Environmental remediation pretax charges	$—	$3
Cash outlays for environmental remediation activities	$3	$8
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
PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils and groundwater, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. As of March 31, 2025 and December 31, 2024, PPG's reserve for remediation of all New Jersey Chrome sites was $56 million and $58 million, respectively. The major cost components of this liability are related to the preliminary design related to the extent of impacted soil, as well as groundwater investigation. These components each account for approximately 60% and 25% of the amount accrued at March 31, 2025, respectively.
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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three months ended March 31, 2025 and 2024, service revenue constituted less than 5% of total revenue.

Net sales by segment and region for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31
($ in millions)	2025	2024
Global Architectural Coatings
United States and Canada	$—	$—
Europe, Middle East and Africa ("EMEA")	542	575
Asia Pacific	46	56
Latin America	269	335
Total	$857	$966
Performance Coatings
United States and Canada	$737	$658
EMEA	313	309
Asia Pacific	190	185
Latin America	25	32
Total	$1,265	$1,184
Industrial Coatings
United States and Canada	$547	$622
EMEA	417	475
Asia Pacific	411	415
Latin America	187	187
Total	$1,562	$1,699
Total Net Sales
United States and Canada	$1,284	$1,280
EMEA	1,272	1,359
Asia Pacific	647	656
Latin America	481	554
Total PPG	$3,684	$3,849
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
The following table summarizes the activity for the allowance for doubtful accounts for the three months ended March 31, 2025 and 2024:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2025	2024
January 1	$23	$23
Bad debt expense	2	1
Write-offs and recoveries of previously reserved trade receivables	(6)	(2)
Other	1	—
March 31	$20	$22

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
The Industrial Coatings reportable business segment is comprised of the automotive original equipment manufacturer ("OEM") coatings, industrial coatings, packaging coatings, and the specialty products operating segments. This reportable business segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, low-friction coatings, paint films and other specialty products.

Reportable business segment net sales and segment income for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31
($ in millions)	2025	2024
Global Architectural Coatings
Net sales to external customers	$857	$966
Cost of sales, exclusive of depreciation and amortization	429	458
Selling, general and administrative	274	301
Depreciation and amortization	26	26
Other (a)	10	15
Global Architectural Coatings segment income	$118	$166
Performance Coatings
Net sales to external customers	$1,265	$1,184
Cost of sales, exclusive of depreciation and amortization	675	628
Selling, general and administrative	256	245
Depreciation and amortization	33	34
Other (a)	27	26
Performance Coatings segment income	$274	$251
Industrial Coatings
Net sales to external customers	$1,562	$1,699
Cost of sales, exclusive of depreciation and amortization	1,038	1,119
Selling, general and administrative	200	212
Depreciation and amortization	48	52
Other (a)	61	67
Industrial Coatings segment income	$215	$249
Total Net Sales	$3,684	$3,849
Total Segment income	$607	$666
Corporate / Non-Segment Items
Corporate / non-segment unallocated, exclusive of depreciation and amortization	(81)	(76)
Corporate / non-segment depreciation and amortization	(14)	(18)
Interest expense, net of interest income	(13)	(13)
Business restructuring-related costs, net (b)	(9)	(11)
Portfolio optimization (c)	6	(6)
Insurance recovery (d)	6	—
Total Income from continuing operations before income taxes	$502	$542

	Three Months Ended March 31
($ in millions)	2025	2024
Segment assets (e)
Global Architectural Coatings	$6,296	$6,832
Performance Coatings	5,911	5,637
Industrial Coatings	5,457	5,575
Corporate / Non-Segment Items	3,476	3,823
Total	$21,140	$21,867
Expenditures for property (including business acquisitions)
Global Architectural Coatings	$38	$64
Performance Coatings	51	60
Industrial Coatings	85	74
Corporate / Non-Segment Items	35	64
Total	$209	$262
Investment in equity affiliates
Global Architectural Coatings	$21	$25
Performance Coatings	26	23
Industrial Coatings	21	19
Corporate / Non-Segment Items	78	77
Total	$146	$144
Share of net earnings of equity affiliates
Global Architectural Coatings	$1	$—
Performance Coatings	1	1
Industrial Coatings	—	1
Corporate / Non-Segment Items	3	3
Total	$5	$5

	Three Months Ended March 31
($ in millions)	2025	2024
Geographic Information
Segment income
United States and Canada	$273	$251
EMEA	144	157
Asia Pacific	87	103
Latin America	103	155
Total	$607	$666
Property, plant and equipment — net
United States and Canada	$1,538	$1,401
EMEA	986	980
Asia Pacific	688	698
Latin America	327	365
Total	$3,539	$3,444
(a)Other segment items for each reportable business segment includes research and development, net and other segment (income)/expense, net.
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

(c)Portfolio optimization includes a $7 million gain recognized on the sale of a business in the first quarter 2025. There was no tax expense associated with that gain. Portfolio optimization also includes advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income.
(d)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021.
(e)Segment assets are the total assets used in the operation of each segment. Corporate assets principally include amounts recorded in Cash and cash equivalents, Deferred income taxes, and Property, plant and equipment, net on the consolidated balance sheet.
17.    Supplier Finance
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
The rollforward of outstanding obligations confirmed as valid under the supplier finance programs for the three months ended March 31, 2025 and March 31, 2024 is as follows:

($ in millions)	2025	2024
January 1	$251	$286
Invoices confirmed	116	178
Confirmed invoices paid	(146)	(203)
Currency impact	9	(6)
March 31	$230	$255

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the condensed consolidated financial statements in Part I, Item 1, “Financial Statements,” of this report and in conjunction with the 2024 Form 10-K.
Highlights
Net sales were approximately $3.7 billion for the three months ended March 31, 2025, a decrease of 4.3% compared to the prior year, due to the unfavorable impact of foreign currency translation, the divestiture of the global silicas business and the traffic solutions business in Argentina in 2024, and the divestiture of the remaining Russia business in the first quarter 2025, partially offset by higher sales volumes.
Income before income taxes was $502 million for the three months ended March 31, 2025, a decrease of $40 million compared to the prior year, primarily due the unfavorable impact of foreign currency translation and material, wage and other cost inflation, partially offset by higher selling prices.

Results of Operations

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024
Net sales	$3,684	$3,849	(4.3)%
Cost of sales, exclusive of depreciation and amortization	$2,142	$2,205	(2.9)%
Selling, general and administrative	$838	$850	(1.4)%
Depreciation	$89	$95	(6.3)%
Amortization	$32	$35	(8.6)%
Research and development, net	$102	$107	(4.7)%
Interest expense	$56	$55	1.8%
Interest income	($43)	($42)	2.4%
Other (income)/charges, net	($34)	$2	N/A
Net Sales by Region

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024
United States and Canada	$1,284	$1,280	0.3%
EMEA	1,272	1,359	(6.4)%
Asia Pacific	647	656	(1.4)%
Latin America	481	554	(13.2)%
Total	$3,684	$3,849	(4.3)%
Three Months Ended March 31, 2025
Net sales decreased $165 million due to the following:
● Unfavorable foreign currency translation (-3%)
●Divestiture-related sales (-2%)
Partially offset by:
● Higher sales volumes (+1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, decreased $63 million primarily due to the impact of divestitures and the favorable impact of foreign currency translation, partially offset by increases in sales volume and raw material cost inflation.
Selling, general and administrative expense decreased $12 million primarily due to the favorable impact of foreign currency translation and cost control measures, partially offset by overhead cost inflation.
Depreciation expense decreased $6 million primarily due to the divestiture of the global silicas business in the fourth quarter 2024 and the favorable impact of foreign currency translation.
Other (income)/charges, net increased by $36 million primarily due to an insurance reimbursement received in the first quarter 2025 related to damages incurred at a southern U.S. factory from a winter storm in 2021, a gain recognized on the sale of the Company's remaining Russia business in the first quarter 2025, income recognized in connection with transition services agreements with the buyer of PPG's recently divested U.S. and Canada architectural coatings business and higher net foreign currency translation income.

Effective Tax Rate and Earnings Per Diluted Share

	Three Months Ended March 31		Percent Change
($ in millions, except percentages and amounts per share)	2025	2024	2025 vs. 2024
Income tax expense	$122	$128	(4.7)%
Effective tax rate	24.3%	23.6%	0.7%
Adjusted effective tax rate, continuing operations*	24.5%	23.9%	0.6%

Earnings per diluted share, continuing operations	$1.64	$1.71	(4.1)%
Adjusted earnings per diluted share*	$1.72	$1.87	(8.0)%
*See Regulation G Reconciliation below
Adjusted earnings per diluted share for the three months ended March 31, 2025 decreased year-over-year primarily due the unfavorable impact of foreign currency translation and material, wage and other cost inflation, partially offset by higher selling prices.
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

	Three Months Ended March 31, 2025
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$502	$122	24.3%	$375	$1.64
Adjusted for:
Acquisition-related amortization expense	32	8	24.4%	24	0.10
Business restructuring-related costs, net(b)	9	2	19.7%	7	0.03
Portfolio optimization(c)	(6)	—	N/A	(6)	(0.03)
Insurance recovery(d)	(6)	(2)	24.3%	(4)	(0.02)
Adjusted, continuing operations, excluding certain items	$531	$130	24.5%	$396	$1.72

	Three Months Ended March 31, 2024
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$542	$128	23.6%	$405	$1.71
Adjusted for:
Acquisition-related amortization expense	35	9	24.6%	26	0.11
Business restructuring-related costs, net(b)	11	3	27.4%	8	0.03
Portfolio optimization(c)	6	2	24.2%	4	0.02
Adjusted, continuing operations, excluding certain items	$594	$142	23.9%	$443	$1.87
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
(c)Portfolio optimization includes a $7 million gain recognized on the sale of a business in the first quarter 2025. There was no tax expense associated with that gain. Portfolio optimization also includes advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income.
(d)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021.
Performance of Reportable Business Segments
Global Architectural Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025 vs. 2024
Net sales	$857	$966	($109)	(11.3)%
Segment income	$118	$166	($48)	(28.9)%
Depreciation and amortization expense	$26	$26	$—	—%
Segment income before interest, taxes, depreciation and amortization (EBITDA)	$144	$192	($48)	(25.0)%
Three Months Ended March 31, 2025
Global Architectural Coatings net sales decreased due to the following:
● Unfavorable foreign currency translation (-7%)
● Lower sales volumes (-3%)
● Divestiture-related sales (-2%)
Partially offset by:
● Higher selling prices (+1%)
Architectural coatings – EMEA net sales, excluding the impact of currency, acquisitions and divestitures ("organic sales") were flat compared to the prior year with higher selling prices offset by lower sales volumes. Organic sales in Central Europe and the Nordic region improved during the quarter but were offset by Western Europe.
Architectural coatings - Latin America and Asia Pacific organic sales decreased by a mid-single-digit percentage compared to the prior-year quarter. In Mexico, retail sales volumes were strong in the quarter while project-related spending was lower stemming from economic uncertainty.
Segment income was $118 million, a decrease of 29% versus the prior year, driven by unfavorable foreign currency translation, primarily due to the impact of a weaker Mexican peso, lower sales volumes, and raw material inflation, partially offset by cost control actions and higher selling prices.

Looking Ahead
In the second quarter, consumer sentiment in Europe is expected to continue to stabilize. Project spending in Mexico is expected to resume in the coming quarters. Aggregate organic sales for the segment are expected to be in the range of flat to an increase of a low single-digit percentage compared to the second quarter 2024.
Performance Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025 vs. 2024
Net sales	$1,265	$1,184	$81	6.8%
Segment income	$274	$251	$23	9.2%
Depreciation and amortization expense	$33	$34	($1)	(2.9)%
Segment EBITDA	$307	$285	$22	7.7%
Three Months Ended March 31, 2025
Performance Coatings net sales increased due to the following:
● Higher sales volumes (+6%)
● Higher selling prices (+3%)
Partially offset by:
● Unfavorable foreign currency translation (-1%)
● Divestiture-related sales and other (-1%)
Automotive refinish coatings organic sales increased a low single-digit percentage versus the prior year. In the U.S., sales volumes improved with benefits from share gains more than offset by lower industry collision claims. PPG expects to benefit in the second quarter 2025 from price increases for our technology-advantaged refinish products and services. This gain is anticipated to be offset by lower sales volumes due to continued declines in U.S. insurance claims and a reduction of shop backlogs.
Aerospace coatings organic sales increased by a double-digit percentage compared to the first quarter 2024, led by higher selling prices and sales volumes. Demand remained strong, and customer order backlogs were stable, even with improved production and other productivity gains. Global international and domestic air travel have improved year over year but remain slightly below pre-pandemic levels in the aggregate. The Company remains focused on debottlenecking and further expanding manufacturing capabilities to drive further volume and earnings growth. In the second quarter 2025, demand and organic sales growth are expected to continue at a pace similar to prior quarters.
Protective and marine coatings organic sales increased a double-digit percentage compared to the prior-year first quarter driven by higher sales volumes in the U.S., Europe and the Asia Pacific region. In Europe and the Asia Pacific region, increased sales volumes were driven by share gains in marine, reflecting demand for PPG's sustainably advantaged products. The Company expects second quarter 2025 organic sales to grow driven by industry growth and share gains.
Traffic solutions organic sales increased a high single-digit percentage compared to the prior year quarter driven by share gains. Seasonally, first and fourth quarter sales in the business are typically lower due to the difficulty of applying traffic markings in colder temperatures. Second quarter organic sales are expected to increase year over year.
Segment income was $274 million, an increase of 9% versus the prior year, primarily due to higher selling prices stemming from sales of advantaged products and digital technology subscriptions and higher sales volumes.
Looking Ahead
In the second quarter, continued strength is anticipated in aerospace coatings and protective and marine coatings. Traffic solutions is expected to follow typical seasonal trends and is well positioned to continue to benefit in the coming years from increased U.S. infrastructure spending. Second quarter aggregate organic sales for the segment are anticipated to increase by a low single-digit percentage to a mid-single-digit percentage compared to the second quarter 2024.

Industrial Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025 vs. 2024
Net sales	$1,562	$1,699	($137)	(8.1)%
Segment income	$215	$249	($34)	(13.7)%
Depreciation and amortization expense	$48	$52	($4)	(7.7)%
Segment EBITDA	$263	$301	($38)	(12.6)%
Three Months Ended March 31, 2025
Industrial Coatings segment net sales decreased due to the following:
● Divestiture-related sales (-4%)
● Unfavorable foreign currency translation (-2%)
● Lower selling prices (-1%)
● Lower sales volumes (-1%)
Automotive OEM coatings organic sales decreased by a mid-single-digit percentage compared to the first quarter 2024 driven by lower sales volumes and lower indexed-based selling prices for certain customer contracts. Sales volumes increased in the Asia Pacific and Latin America regions, including share gains in Brazil; however, this growth was more than offset by the impact of declining automotive industry build rates in the U.S. and Europe. In China, PPG automotive OEM sales benefited from increased industry automotive retail sales activity and export growth. Global industry production in the second quarter is expected to be slightly negative compared to the prior-year quarter with year-over-year declines in North America, moderation in Europe and growth in Asia Pacific. The Company expects to benefit from its strong position in China and the realization of additional share gains later in the year.
In the industrial coatings business, organic sales were flat compared to the prior year due to higher sales volumes in all regions offset by lower indexed-based prices. Modest but broad improvement occurred across a variety of subsegments. Sales in several product categories were above prior-year levels, including solid growth in general finishes, transportation, coil and consumer electronics. The most pronounced weakness was in heavy-duty equipment and wood. Industrial coatings demand is expected to improve slightly in the second quarter 2025 compared to the prior year.
Packaging coatings organic sales increased by a low single-digit percentage compared to the prior year with higher sales volumes in Europe, Latin America and Asia Pacific partially offset by lower index-based prices. PPG sales growth is outpacing the industry reflecting prior year and current year share gains. In the Asia Pacific region, demand growth is strong in all categories, and PPG is well positioned to support this continued growth. The Company expects second quarter organic sales to follow a similar trend to the first quarter with realization of share gains later in the year.
Specialty coatings and materials organic sales increased by a mid-single-digit percentage compared to the first quarter 2024 due to higher sales volumes and higher selling prices.
Segment income was $215 million, a decrease of 14% versus the prior year, primarily due to lower organic sales, including lower index-based selling prices, partially offset by cost control actions.
Looking Ahead
Global industrial production has exhibited signs of improvement, and continued benefit of that improvement is expected in the second quarter. Forecasted automotive OEM industry build rates were recently reduced for the second quarter, and performance of the automotive OEM coatings business is expected to follow a similar trend. Aggregate organic sales for the segment are anticipated to be in the range of a low-to-mid single-digit percentage decrease compared to the second quarter 2024.
Tariff Impact and Mitigation
PPG is impacted by the economic and political conditions in the markets we serve, which includes effects related to the imposition and magnitude of tariffs. The current global macroeconomic environment is highly dynamic, and we continue to monitor changes to tariffs and the corresponding impacts on our business. PPG did not experience a significant decrease in customer demand, significant increase in raw material costs, or other significant adverse impacts related to tariffs during the first quarter 2025. The Company continues to monitor overall economic demand and customer order patterns and is prepared to take actions intended to mitigate adverse impacts, as necessary, through supply chain contingency plans, pricing actions, and/or self-help cost actions.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.9 billion and $1.4 billion at March 31, 2025 and December 31, 2024, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's access to capital markets will be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and contractual obligations.
Cash (used for)/from operating activities - continuing operations
Cash used for operating activities - continuing operations for the three months ended March 31, 2025 was $16 million and cash from operating activities - continuing operations for the three months ended March 31, 2024 was $7 million. The $23 million increase in cash used for operating activities - continuing operations was primarily due to unfavorable changes in working capital in the first quarter 2025 compared to the prior year.
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

($ in millions, except percentages)	March 31, 2025	December 31, 2024	March 31, 2024
Trade receivables, net	$2,917	$2,477	$2,823
Inventories, FIFO	2,288	2,015	2,286
Trade creditors’ liabilities	2,362	2,161	2,441
Operating working capital	$2,843	$2,331	$2,668
Operating working capital as a % of sales	19.3%	15.6%	17.3%
Days sales outstanding	64	51	60
Environmental

	Three Months Ended March 31
($ in millions)	2025	2024
Cash outlays for environmental remediation activities	$3	$8

($ in millions)	Remainder of 2025	Annually 2026 - 2029
Projected future cash outlays for environmental remediation activities	$30 - $50	$20 - $60
Cash used for investing activities - continuing operations
Cash used for investing activities - continuing operations for the three months ended March 31, 2025 and 2024 was $168 million and $235 million, respectively. The $67 million decrease in cash used for investing activities was primarily due to lower capital expenditures compared to the prior year.
Total capital spending is expected to be approximately $725 million to $775 million in 2025 in support of future organic growth opportunities.
Cash from/(used for) financing activities
Cash from financing activities for the three months ended March 31, 2025 was $698 million, and cash used for financing activities for the three months ended March 31, 2024 was $35 million. The $733 million increase in cash from financing activities was primarily due the proceeds from the issuance of long-term debt, partially offset by purchases of treasury stock.

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
In July 2023, PPG amended and restated its five-year credit agreement (the "Credit Agreement") dated as of August 30, 2019, extending the term through July 27, 2028. The amended and restated Credit Agreement provides for a $2.3 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of March 31, 2025 and December 31, 2024.
The Term Loan and the Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan and the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of March 31, 2025, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 50%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of March 31, 2025 and December 31, 2024.
Other Debt Issued and Repaid
In March 2025, PPG completed a public offering of €900 million 3.250% Notes due 2032. Refer to Note 7, “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.
Other Liquidity Information
Restructuring
Aggregate restructuring savings were approximately $15 million in the first quarter 2025. Total restructuring savings are expected to be $75 million in 2025. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 6, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to these actions of approximately $100 million in 2025.
Currency
Comparing spot exchange rates at March 31, 2025 and at December 31, 2024, the U.S. dollar weakened against the currencies of many countries within Europe and Asia where PPG operates, as well as against the Mexican peso. As a result, consolidated net assets at March 31, 2025 increased by $280 million compared to December 31, 2024.
Comparing average exchange rates during the first three months of 2025 to those of the first three months of 2024, the U.S. dollar strengthened against the currencies of many countries where PPG operates, including the Mexican Peso, partially offset by weakening against the euro. This had an unfavorable impact on Income before income taxes for the three months ended March 31, 2025 of $27 million from the translation of these foreign earnings into U.S. dollars.
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
For a comprehensive discussion of the Company’s critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K. There were no material changes in the Company’s critical accounting estimates from the 2024 Form 10-K.
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
Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include statements related to global economic conditions, geopolitical issues, increasing price and product competition by our competitors, fluctuations in cost and availability of raw materials, energy, labor and logistics, the ability to achieve selling price increases, the ability to recover margins, customer inventory levels, PPG inventory levels, our ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, the timing and expected benefits of our acquisitions, difficulties in integrating acquired businesses and achieving expected synergies therefrom, the amount of future share repurchases, economic and political conditions in the markets we serve, the imposition and magnitude of tariffs, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions, cybersecurity events, global human health issues, the unpredictability of existing and possible future litigation, including asbestos litigation, and government investigations. However, it is not possible to predict or identify all such factors.

Consequently, while the list of factors presented here and in the 2024 Form 10-K under Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or income, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1A of the 2024 Form 10-K and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. Certain foreign currency forward contracts outstanding during 2025 and 2024 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts were net liabilities of $31 million and $53 million as of March 31, 2025 and December 31, 2024, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $479 million for the three months ended March 31, 2025 and $429 million for the year ended December 31, 2024.
PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $375 million as of both March 31, 2025 and December 31, 2024. The fair value of these contracts were net assets of $39 million and $50 million as of March 31, 2025 and December 31, 2024, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $36 million and $31 million at March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, PPG had non-U.S. dollar denominated borrowings outstanding of $4.8 billion and $3.3 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $530 million at March 31, 2025 and $369 million at December 31, 2024.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both March 31, 2025 and December 31, 2024. The fair values of these contracts were liabilities of $11 million and $16 million as of March 31, 2025 and December 31, 2024, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased annual interest expense by $4 million and $5 million for the periods ended March 31, 2025 and December 31, 2024, respectively. Considering the debt balance outstanding at March 31, 2025 and December 31, 2024, a 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $4 million and by $3 million, respectively. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $87 million and $77 million at March 31, 2025 and December 31, 2024, respectively; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2024 to March 31, 2025. Refer to Note 12, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2025:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
January 2025
Repurchase program	3,205,395	$119.04	3,205,395	20,616,420
February 2025
Repurchase program	—	$—	—	21,009,738
March 2025
Repurchase program	—	$—	—	21,753,293
Total quarter ended March 31, 2025
Repurchase program	3,205,395	$119.04	3,205,395	21,753,293
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.
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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheet at March 31, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025 and 2024, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 30, 2025	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)