Form 10-Q
period 2025-06-30
PPG INDUSTRIES INC
filed 2025-07-30
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of June 30, 2025, 225.7 million shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in millions, except per share amounts)	2025	2024	2025	2024
Net sales	$4,195	$4,235	$7,879	$8,084
Cost of sales, exclusive of depreciation and amortization	2,432	2,450	4,574	4,655
Selling, general and administrative	872	858	1,710	1,708
Depreciation	102	89	191	184
Amortization	33	35	65	70
Research and development, net	106	108	208	215
Interest expense	62	62	118	117
Interest income	(44)	(45)	(87)	(87)
Other charges, net	34	27	—	29
Income before income taxes	$598	$651	$1,100	$1,193
Income tax expense	140	149	262	277
Income from continuing operations	$458	$502	$838	$916
Income/(loss) from discontinued operations, net of tax	—	35	(2)	30
Net income attributable to controlling and noncontrolling interests	$458	$537	$836	$946
Net income attributable to noncontrolling interests	(8)	(9)	(13)	(18)
Net income (attributable to PPG)	$450	$528	$823	$928
Amounts attributable to PPG:
Income from continuing operations, net of tax	$450	$493	$825	$898
Income/(loss) from discontinued operations, net of tax	—	35	(2)	30
Net income (attributable to PPG)	$450	$528	$823	$928

Earnings per common share:
Income from continuing operations, net of tax	$1.98	$2.10	$3.63	$3.82
Income/(loss) from discontinued operations, net of tax	—	0.15	(0.01)	0.13
Earnings per common share (attributable to PPG)	$1.98	$2.25	$3.62	$3.95

Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.98	$2.09	$3.61	$3.80
Income/(loss) from discontinued operations, net of tax	—	0.15	(0.01)	0.13
Earnings per common share (attributable to PPG) - assuming dilution	$1.98	$2.24	$3.60	$3.93
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Net income attributable to controlling and noncontrolling interests	$458	$537	$836	$946
Other comprehensive income/(loss), net of tax:
Defined benefit pension and other postretirement benefits	(2)	20	(7)	20
Unrealized foreign currency translation adjustments	498	(434)	779	(448)
Other comprehensive income/(loss), net of tax	$496	($414)	$772	($428)
Total comprehensive income	$954	$123	$1,608	$518
Less: amounts attributable to noncontrolling interests:
Net income	(8)	(9)	(13)	(18)
Unrealized foreign currency translation adjustments	(5)	2	(6)	4
Comprehensive income attributable to PPG	$941	$116	$1,589	$504
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,561	$1,270
Short-term investments	64	88
Receivables, net	3,891	2,985
Inventories	2,224	1,846
Other current assets	450	368
Total current assets	$8,190	$6,557
Property, plant and equipment (net of accumulated depreciation of $4,586 and $4,217)	3,684	3,464
Goodwill	6,112	5,690
Identifiable intangible assets, net	2,025	1,922
Deferred income taxes	522	303
Investments	338	331
Operating lease right-of-use assets	634	597
Other assets	594	569
Total	$22,099	$19,433
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,061	$3,731
Restructuring reserves	147	128
Short-term debt and current portion of long-term debt	1,413	939
Current portion of operating lease liabilities	141	126
Other	—	90
Total current liabilities	$5,762	$5,014
Long-term debt	5,919	4,876
Operating lease liabilities	475	454
Accrued pensions	562	558
Other postretirement benefits	409	410
Deferred income taxes	501	405
Other liabilities	727	754
Total liabilities	$14,355	$12,471
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,310	1,272
Retained earnings	22,509	21,994
Treasury stock, at cost	(14,869)	(14,342)
Accumulated other comprehensive loss	(2,342)	(3,108)
Total PPG shareholders’ equity	$7,577	$6,785
Noncontrolling interests	167	177
Total shareholders’ equity	$7,744	$6,962
Total	$22,099	$19,433
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2025	$969	$1,272	$21,994	($14,342)	($3,108)	$6,785	$177	$6,962
Net income attributable to controlling and noncontrolling interests	—	—	373	—	—	373	5	378
Other comprehensive loss, net of tax	—	—	—	—	275	275	1	276
Cash dividends	—	—	(154)	—	—	(154)	—	(154)
Purchase of treasury stock	—	—	—	(385)	—	(385)	—	(385)
Issuance of treasury stock	—	29	—	8	—	37	—	37
Stock-based compensation activity	—	(4)	—	—	—	(4)	—	(4)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Reductions in noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2025	$969	$1,297	$22,213	($14,719)	($2,833)	$6,927	$165	$7,092
Net income attributable to the controlling and noncontrolling interests	—	—	450	—	—	450	8	458
Other comprehensive loss, net of tax	—	—	—	—	491	491	5	496
Cash dividends	—	—	(154)	—	—	(154)	—	(154)
Purchase of treasury stock	—	—	—	(151)	—	(151)	—	(151)
Issuance of treasury stock	—	4	—	1	—	5	—	5
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
June 30, 2025	$969	$1,310	$22,509	($14,869)	($2,342)	$7,577	$167	$7,744

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2024	$969	$1,202	$21,500	($13,600)	($2,239)	$7,832	$191	$8,023
Net income attributable to controlling and noncontrolling interests	—	—	400	—	—	400	9	409
Other comprehensive income, net of tax	—	—	—	—	(12)	(12)	(2)	(14)
Cash dividends	—	—	(153)	—	—	(153)	—	(153)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	31	—	6	—	37	—	37
Stock-based compensation activity	—	(11)	—	—	—	(11)	—	(11)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
March 31, 2024	$969	$1,222	$21,747	($13,746)	($2,251)	$7,941	$185	$8,126
Net income attributable to the controlling and noncontrolling interests	—	—	528	—	—	528	9	537
Other comprehensive income/(loss), net of tax	—	—	—	—	(412)	(412)	(2)	(414)
Cash dividends	—	—	(152)	—	—	(152)	—	(152)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	3	—	1	—	4	—	4
Stock-based compensation activity	—	10	—	—	—	10	—	10
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	—	—	—	(1)	(1)
June 30, 2024	$969	$1,235	$22,123	($13,897)	($2,663)	$7,767	$178	$7,945
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
($ in millions)	2025	2024
Operating activities:
Net income attributable to controlling and noncontrolling interests	$836	$946
Less: Income/(loss) from discontinued operations	(2)	30
Income from continuing operations	$838	$916
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	256	254
Stock-based compensation expense	36	21
Deferred income taxes	(22)	(44)
Cash used for restructuring actions	(45)	(27)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(745)	(543)
Inventories	(256)	(167)
Other current assets	3	(39)
Accounts payable and accrued liabilities	300	(18)
Taxes and interest payable	(94)	(5)
Noncurrent assets and liabilities, net	(22)	35
Other	122	(35)
Cash from operating activities - continuing operations	$371	$348
Cash used for operating activities - discontinued operations	(2)	(43)
Cash from operating activities	$369	$305
Investing activities:
Capital expenditures	($330)	($367)
Business acquisitions, net of cash balances acquired	—	(27)
Other	42	31
Cash used for investing activities - continuing operations	($288)	($363)
Cash used for investing activities - discontinued operations	—	(7)
Cash used for investing activities	($288)	($370)
Financing activities:
Net proceeds from commercial paper and short-term debt	$—	$171
Proceeds from Term Loan, net of fees	309	274
Proceeds from the issuance of debt, net of discounts and fees	940	—
Repayment of long-term debt	(341)	—
Purchase of treasury stock	(540)	(312)
Dividends paid on PPG common stock	(308)	(305)
Other	(23)	(13)
Cash from/(used for) financing activities - continuing operations	$37	($185)
Cash used for financing activities - discontinued operations	—	—
Cash from/(used for) financing activities	$37	($185)
Effect of currency exchange rate changes on cash and cash equivalents	173	(133)
Cash reclassified from assets held for sale	—	5
Net increase/(decrease) in cash and cash equivalents	$291	($378)
Cash and cash equivalents, beginning of period	1,270	1,493
Cash and cash equivalents, end of period	$1,561	$1,115

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$117	$134
Taxes paid, net of refunds	$230	$343

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$67	$71
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary to fairly state the financial position and shareholders' equity of PPG as of June 30, 2025 and the results of its operations and cash flows for the three and six months ended June 30, 2025 and 2024. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2024 Annual Report on Form 10-K (the "2024 Form 10-K").
In December 2024, PPG completed the sale of 100% of its architectural coatings business in the U.S. and Canada. Accordingly, the Company’s consolidated results of operations and cash flows have been recast to present the results of the architectural coatings business in the U.S. and Canada as discontinued operations for the three and six months ended June 30, 2024. Refer to Note 3, “Divestitures” for further information relating to this transaction.
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and six months ended June 30, 2025 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported Net income, total assets, cash flows or shareholders’ equity.
2.New Accounting Standards
Recently Adopted Accounting Standards
PPG did not adopt any new accounting standards during the six months ended June 30, 2025.
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
The operating results of discontinued operations related to the U.S. and Canada architectural coatings business for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Net sales	$—	$559	$—	$1,021
Cost of sales, exclusive of depreciation and amortization	—	284	—	524
Selling, general, and administrative	—	219	—	433
Depreciation	—	9	—	17
Amortization	—	1	—	4
Research and development, net	—	3	—	5
Other (income)/charges, net	(1)	1	2	—
Income/(loss) before taxes	$1	$42	($2)	$38
Income tax expense	1	7	—	8
Income/(loss) from discontinued operations, net of tax	$—	$35	($2)	$30
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
4.     Inventories

($ in millions)	June 30, 2025	December 31, 2024
Finished products	$1,180	$949
Work in process	270	235
Raw materials	719	613
Supplies	55	49
Total Inventories	$2,224	$1,846
Most U.S. inventories are valued using the last-in, first-out method. If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been $180 million and $169 million higher as of June 30, 2025 and December 31, 2024, respectively.

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
The Company did not identify an indication of goodwill impairment for any of its reporting units or an indication of impairment of any of its indefinite-lived intangible assets during the six months ended June 30, 2025.
The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2025 was as follows:

($ in millions)	Global Architectural Coatings	Performance Coatings	Industrial Coatings	Total
January 1, 2025	$2,688	$1,854	$1,148	$5,690
Foreign currency impact and other	278	66	78	422
June 30, 2025	$2,966	$1,920	$1,226	$6,112
As of both June 30, 2025 and December 31, 2024, accumulated goodwill impairment losses totaled $158 million, all of which relates to the Performance Coatings reportable segment.
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	June 30, 2025			December 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,245	$—	$1,245	$1,123	$—	$1,123
Definite-Lived Identifiable Intangible Assets
Acquired technology	$821	($700)	$121	$800	($666)	$134
Customer-related	1,789	(1,246)	543	1,656	(1,106)	550
Trade names	297	(183)	114	276	(162)	114
Other	46	(44)	2	43	(42)	1
Total Definite-Lived Intangible Assets	$2,953	($2,173)	$780	$2,775	($1,976)	$799
Total Identifiable Intangible Assets	$4,198	($2,173)	$2,025	$3,898	($1,976)	$1,922
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of June 30, 2025, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining six months of 2025	$62
2026	$97
2027	$89
2028	$81
2029	$75
2030	$64
Thereafter	$312

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
The following table summarizes restructuring reserve activity for the six months ended June 30, 2025 and 2024:

	Total Reserve
($ in millions)	2025	2024
January 1	$276	$110
Approved restructuring actions	32	—
Release of prior reserves and other adjustments(a)	(24)	(1)
Cash payments	(45)	(27)
Foreign currency impact	28	(2)
June 30	$267	$80
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
In July 2023, PPG amended and restated its five-year credit agreement (the "Credit Agreement") dated as of August 30, 2019, extending the term through July 27, 2028. The amended and restated Credit Agreement provides for a $2.3 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of June 30, 2025 and December 31, 2024.
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
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of both June 30, 2025 and December 31, 2024.

The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement also requires the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of June 30, 2025, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 48%.
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
In June 2025, PPG's €300 million 1.875% notes matured, and the Company repaid this obligation using cash on hand.
In August 2024, PPG's $300 million 2.4% notes matured, and the Company repaid this obligation using cash on hand.
Restrictive Covenants and Cross-Default Provisions
As of June 30, 2025, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $296 million and $302 million as of June 30, 2025 and December 31, 2024, respectively.

8.    Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(number of shares in millions)	2025	2024	2025	2024
Weighted average common shares outstanding	226.8	234.5	227.4	235.1
Effect of dilutive securities:
Stock options	0.1	0.4	0.1	0.5
Other stock compensation plans	0.8	0.8	0.8	0.7
Potentially dilutive common shares	0.9	1.2	0.9	1.2
Adjusted weighted average common shares outstanding	227.7	235.7	228.3	236.3

Dividends per common share	$0.68	$0.65	$1.36	$1.30

Antidilutive securities(a):
Stock options	3.0	1.1	3.0	0.7
(a)Excluded from the computation of earnings per diluted share due to their antidilutive effect.
9.    Income Taxes

	Six Months Ended June 30
	2025	2024
Effective tax rate on pretax income	23.8%	23.2%
Income tax expense for the six months ended June 30, 2025 and 2024 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2025 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2025 could be different from the forecasted amount used to estimate Income tax expense for the six months ended June 30, 2025.
United States Tax Law Change
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a number of tax provisions and multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.
10.    Pensions and Other Postretirement Benefits
The service cost component of net periodic pension and other postretirement benefit cost is included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative, and Research and development, net in the accompanying condensed consolidated statement of income. All other components of net periodic benefit cost are recorded in Other charges, net in the accompanying condensed consolidated statement of income.

Net periodic pension benefit cost and other postretirement benefit cost for the three and six months ended June 30, 2025 and 2024 was as follows:

	Pension
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Service cost	$2	$2	$4	$4
Interest cost	26	26	51	52
Expected return on plan assets	(26)	(27)	(52)	(54)
Amortization of actuarial losses	6	5	12	11
Settlements	—	8	1	8
Net periodic benefit cost	$8	$14	$16	$21

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Service cost	$—	$1	$1	$2
Interest cost	6	6	11	12
Amortization of actuarial gains	—	(1)	—	(1)
Amortization of prior service credit	(1)	—	(2)	(2)
Net periodic benefit cost	$5	$6	$10	$11
PPG expects 2025 full year net periodic pension expense of approximately $35 million and net periodic other postretirement expense of approximately $20 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
U.S. defined benefit pension contributions	$7	$—	$7	$—
Non-U.S. defined benefit pension contributions	$1	$1	$1	$2
PPG expects to make required mandatory contributions to its defined benefit pension plans in the range of $10 million to $20 million during the remaining six months of 2025. In addition to any mandatory contributions, PPG may elect to make voluntary contributions to its defined benefit pension plans in 2025 and beyond.

11.    Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (a)	Pension and Other Postretirement Benefit Adjustments, net of tax (b)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2024	($1,746)	($494)	$1	($2,239)
Current year deferrals to AOCL	(444)	8	—	(436)
Reclassifications from AOCL to net income	—	12	—	12
June 30, 2024	($2,190)	($474)	$1	($2,663)

January 1, 2025	($2,651)	($458)	$1	($3,108)
Current year deferrals to AOCL	634	(15)	—	619
Reclassifications from AOCL to net income	139	8	—	147
June 30, 2025	($1,878)	($465)	$1	($2,342)
(a)The tax (benefit)/cost related to unrealized foreign currency translation adjustments on net investment hedges was $(39) million and $75 million as of June 30, 2025 and 2024, respectively.
(b)The tax benefit related to the adjustment for pension and other postretirement benefits was $3 million and $6 million for the six months ended June 30, 2025 and 2024, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit cost (See Note 10, "Pensions and Other Postretirement Benefits").
12.    Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at June 30, 2025 and December 31, 2024, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the six months ended June 30, 2025 and 2024.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the six months ended June 30, 2025 and 2024, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the six months ended June 30, 2025 and 2024 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both June 30, 2025 and December 31, 2024. These swaps are designated as fair value hedges and are carried at fair value.

Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps were liabilities of $8 million and $16 million at June 30, 2025 and December 31, 2024, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at June 30, 2025 and December 31, 2024.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $375 million as of June 30, 2025 and December 31, 2024, respectively, and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. As of June 30, 2025 and December 31, 2024, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $9 million and $50 million, respectively.
At June 30, 2025 and December 31, 2024, PPG had designated €3.9 billion and €3.2 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments were $4.6 billion and $3.3 billion as of June 30, 2025 and December 31, 2024, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges, net in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $3.4 billion and $2.8 billion at June 30, 2025 and December 31, 2024, respectively. The fair values of these contracts were net assets of $40 million and net liabilities of $53 million as of June 30, 2025 and December 31, 2024, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
The following table summarizes the amount of gains and losses deferred in Other comprehensive income ("OCI") and the amount and location of gains and losses recognized within the condensed consolidated statement of income related to derivative and debt financial instruments for the three and six months ended June 30, 2025 and 2024. All amounts are shown on a pretax basis.

	Three Months Ended
	June 30, 2025		June 30, 2024		Caption In Condensed Consolidated Statement of Income
($ in millions)	Loss Deferred in OCI	Gain/(Loss) Recognized	Gain Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$43	$—	$13	Other charges, net
Fair Value
Interest rate swaps	—	(1)	—	(2)	Interest expense
Total forward contracts and interest rate swaps	$—	$42	$—	$11
Net Investment
Cross currency swaps	($31)	$2	$2	$3	Interest expense
Foreign denominated debt	(379)	—	22	—
Total Net Investment	($410)	$2	$24	$3

	Six Months Ended
	June 30, 2025		June 30, 2024		Caption In Condensed Consolidated Statement of Income
($ in millions)	Loss Deferred in OCI	Gain/(Loss) Recognized	Gain Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$59	$—	$26	Other charges, net
Fair Value
Interest rate swaps	—	(3)	—	(5)	Interest expense
Total forward contracts and interest rate swaps	$—	$56	$—	$21
Net Investment
Cross currency swaps	($42)	$4	$11	$5	Interest expense
Foreign denominated debt	(553)	—	96	—
Total Net Investment	($595)	$4	$107	$5
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of June 30, 2025 and December 31, 2024, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2024 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities recorded in its condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 that were measured using Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis

	June 30, 2025			December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$10	$—	$—	$9	$—	$—
Foreign currency forward contracts (a)	$—	$47	$—	$—	$5	$—
Investments:
Marketable equity securities	$79	$—	$—	$85	$—	$—
Other assets:
Cross currency swaps (b)	$—	$14	$—	$—	$50	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$7	$—	$—	$58	$—
Other liabilities:
Cross currency swaps (b)	$—	$5	$—	$—	$—	$—
Interest rate swaps (c)	$—	$8	$—	$—	$16	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	June 30, 2025(a)	December 31, 2024 (b)
Long-term debt - carrying value	$7,322	$5,801
Long-term debt - fair value	$7,204	$5,634
(a)Excludes finance lease obligations of $6 million and short-term borrowings of $4 million as of June 30, 2025.
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

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Stock-based compensation expense	$13	$10	$36	$21
Income tax benefit recognized	$3	$2	$8	$4

Grants of stock-based compensation during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30
	2025		2024
	Shares	Fair Value	Shares	Fair Value
Stock options	542,263	$32.93	426,939	$43.83
Restricted stock units	275,472	$111.55	235,633	$135.49
Contingent shares (a)	76,925	$114.39	51,543	$142.65
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock options granted during the six months ended June 30, 2025 was calculated with the following weighted average assumptions:

Weighted average exercise price	$114.39
Risk-free interest rate	4.2%
Expected life of option in years	5.5
Expected dividend yield	1.8%
Expected volatility	29.4%
The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal to the expected life of the option. The expected term assumption is estimated based on the weighted average term of historical stock option grants. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options.
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

14.    Commitments and Contingent Liabilities
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, asbestos exposure, antitrust, employment, securities and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury, property damage and certain other claims, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and certain insurers may contest coverage with respect to claims in the future. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to contract, environmental, asbestos and other matters.
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
Asbestos Matters
As of June 30, 2025, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries (“Products Claims”);
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”); and
•asbestos-related claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”).
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required. Additionally, as a supplement to its periodic monitoring and review, the Company conducts discussions with counsel and engages valuation consultants to analyze its claims history and estimate the amount of the Company’s potential liability for asbestos-related claims. As of June 30, 2025 and December 31, 2024, the Company's asbestos-related reserves totaled $43 million and $45 million, respectively.
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

As remediation at certain environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to adjust the reserves for these sites. In 2024 and 2025, certain charges have been recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are expensed as incurred.
As of June 30, 2025 and December 31, 2024, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	June 30, 2025	December 31, 2024
New Jersey Chrome	$63	$58
Glass and chemical	51	51
Other	114	113
Total environmental reserves	$228	$222
Current portion	$49	$39
Pretax charges against income for environmental remediation costs are included in Other charges, net in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Environmental remediation pretax charges	$16	$21	$16	$24
Cash outlays for environmental remediation activities	$7	$5	$10	$13
In the second quarter 2025, the Company recognized pretax environmental remediation charges of $16 million related to certain legacy PPG manufacturing sites. These legacy environmental remediation charges primarily relate to an increase in the expected cost of surrounding site remediation at the New Jersey Chrome site and remedial actions at a legacy glass manufacturing site.
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
PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils and groundwater, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. As of June 30, 2025 and December 31, 2024, PPG's reserve for remediation of all New Jersey Chrome sites was $63 million and $58 million, respectively. The major cost components of this liability are related to excavation of impacted soil as well as groundwater remediation. These components each account for approximately 60% and 15% of the amount accrued at June 30, 2025, respectively.

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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three and six months ended June 30, 2025 and 2024, service revenue constituted less than 5% of total revenue.

Net sales by segment and region for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Global Architectural Coatings
Europe, Middle East and Africa ("EMEA")	657	664	1,199	1,239
Asia Pacific	49	61	95	117
Latin America	312	345	581	680
Total	$1,018	$1,070	$1,875	$2,036
Performance Coatings
United States and Canada	$923	$844	$1,660	$1,502
EMEA	329	317	642	626
Asia Pacific	233	228	423	413
Latin America	27	29	52	61
Total	$1,512	$1,418	$2,777	$2,602
Industrial Coatings
United States and Canada	$572	$636	$1,119	$1,258
EMEA	448	473	865	948
Asia Pacific	445	445	856	860
Latin America	200	193	387	380
Total	$1,665	$1,747	$3,227	$3,446
Total Net Sales
United States and Canada	$1,495	$1,480	$2,779	$2,760
EMEA	1,434	1,454	2,706	2,813
Asia Pacific	727	734	1,374	1,390
Latin America	539	567	1,020	1,121
Total PPG	$4,195	$4,235	$7,879	$8,084
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
The following table summarizes the activity for the allowance for doubtful accounts for the six months ended June 30, 2025 and 2024:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2025	2024
January 1	$23	$23
Bad debt expense	7	3
Write-offs and recoveries of previously reserved trade receivables	(11)	(2)
Other	1	—
June 30	$20	$24

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
Effective December 31, 2024, the Company revised the aggregation of its ten operating segments to present three reportable business segments: Global Architectural Coatings, Performance Coatings and Industrial Coatings. This expanded segmentation provides investors with enhanced visibility as the Company drives growth and performance. Prior year amounts have been recast to conform to current year presentation.
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

Reportable business segment net sales and segment income for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Global Architectural Coatings
Net sales to external customers	$1,018	$1,070	$1,875	$2,036
Cost of sales, exclusive of depreciation and amortization	498	513	927	971
Selling, general and administrative	308	309	582	610
Depreciation and amortization	27	26	53	52
Other (a)	25	11	35	26
Global Architectural Coatings segment income	$160	$211	$278	$377
Performance Coatings
Net sales to external customers	$1,512	$1,418	$2,777	$2,602
Cost of sales, exclusive of depreciation and amortization	819	773	1,494	1,401
Selling, general and administrative	275	261	531	506
Depreciation and amortization	33	34	66	68
Other (a)	29	24	56	50
Performance Coatings segment income	$356	$326	$630	$577
Industrial Coatings
Net sales to external customers	$1,665	$1,747	$3,227	$3,446
Cost of sales, exclusive of depreciation and amortization	1,113	1,164	2,152	2,283
Selling, general and administrative	205	210	405	422
Depreciation and amortization	49	53	96	105
Other (a)	71	61	132	128
Industrial Coatings segment income	$227	$259	$442	$508
Total Net Sales	$4,195	$4,235	$7,879	$8,084
Total Segment income	$743	$796	$1,350	$1,462
Corporate / Non-Segment Items
Corporate / non-segment unallocated, exclusive of depreciation and amortization	(74)	(67)	(154)	(143)
Corporate / non-segment depreciation and amortization	(15)	(11)	(30)	(29)
Interest expense, net of interest income	(18)	(17)	(31)	(30)
Business restructuring-related costs, net (b)	(20)	(4)	(29)	(15)
Portfolio optimization (c)	(2)	(26)	4	(32)
Insurance recovery (d)	—	—	6	—
Legacy environmental remediation charges (e)	(16)	(20)	(16)	(20)
Total Income from continuing operations before income taxes	$598	$651	$1,100	$1,193

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Expenditures for property (including business acquisitions)
Global Architectural Coatings	$19	$28	$57	$92
Performance Coatings	27	34	78	94
Industrial Coatings	32	32	117	106
Corporate / Non-Segment Items	43	38	78	102
Total	$121	$132	$330	$394
Share of net earnings of equity affiliates
Global Architectural Coatings	$—	$1	$1	$1
Performance Coatings	2	2	3	3
Industrial Coatings	—	—	—	1
Corporate / Non-Segment Items	3	2	6	5
Total	$5	$5	$10	$10

($ in millions)	June 30, 2025	June 30, 2024
Segment assets (f)
Global Architectural Coatings	$6,819	$6,651
Performance Coatings	6,268	5,736
Industrial Coatings	5,696	5,551
Total segment assets	$18,783	$17,938
Corporate / Non-Segment Items	3,316	3,791
Total	$22,099	$21,729
Investment in equity affiliates
Global Architectural Coatings	$23	$23
Performance Coatings	27	25
Industrial Coatings	21	19
Total segment investment in equity affiliates	$71	$67
Corporate / Non-Segment Items	80	78
Total	$151	$145

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Geographic Information
Segment income
United States and Canada	$360	$323	$633	$574
EMEA	163	194	307	351
Asia Pacific	100	129	187	232
Latin America	120	150	223	305
Total	$743	$796	$1,350	$1,462
(a)Other segment items for each reportable business segment includes research and development, net and other segment (income)/expense, net.
(b)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other charges, net on the condensed consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the condensed consolidated statement of income and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization and Selling, general and administrative on the condensed consolidated statement of income.
(c)Portfolio optimization includes gains and losses on the sale of non-core assets, including a gain recognized on the sale of a business in the first quarter 2025 and a loss recognized on the sale of the Company’s traffic solutions business in Argentina in the second quarter 2024, which are included in Other charges, net in the condensed consolidated statement of income. Portfolio optimization also includes advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income. There was no tax expense associated with the gain recognized on the sale of a business in the first quarter 2025.
(d)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021.
(e)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other charges, net in the condensed consolidated statement of income.
(f)Segment assets are the total assets used in the operation of each segment. Corporate assets principally include amounts recorded in Cash and cash equivalents, Deferred income taxes, and Property, plant and equipment, net on the consolidated balance sheet.
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
The rollforward of outstanding obligations confirmed as valid under the supplier finance programs for the six months ended June 30, 2025 and 2024 is as follows:

($ in millions)	2025	2024
January 1	$251	$286
Invoices confirmed	267	308
Confirmed invoices paid	(280)	(354)
Currency impact	28	(8)
June 30	$266	$232

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
Highlights
Net sales were approximately $4.2 billion for the three months ended June 30, 2025, a decrease of 1% compared to the prior year, primarily due to the divestiture of the global silicas business and the architectural coatings business in Russia, partially offset by increases in both sales volumes and selling prices.
Income before income taxes was $598 million for the three months ended June 30, 2025, a decrease of $53 million compared to the prior year, primarily due to the unfavorable impact of raw material, wage and other cost inflation and the impact of divestitures, partially offset by increased manufacturing productivity and cost control measures.

Results of Operations

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Net sales	$4,195	$4,235	(0.9)%	$7,879	$8,084	(2.5)%
Cost of sales, exclusive of depreciation and amortization	$2,432	$2,450	(0.7)%	$4,574	$4,655	(1.7)%
Selling, general and administrative	$872	$858	1.6%	$1,710	$1,708	0.1%
Depreciation	$102	$89	14.6%	$191	$184	3.8%
Amortization	$33	$35	(5.7)%	$65	$70	(7.1)%
Research and development, net	$106	$108	(1.9)%	$208	$215	(3.3)%
Interest expense	$62	$62	—%	$118	$117	0.9%
Interest income	($44)	($45)	(2.2)%	($87)	($87)	—%
Other charges, net	$34	$27	25.9%	$—	$29	(100.0)%
Net Sales by Region

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
United States and Canada	$1,495	$1,480	1.0%	$2,779	$2,760	0.7%
EMEA	1,434	1,454	(1.4)%	2,706	2,813	(3.8)%
Asia Pacific	727	734	(1.0)%	1,374	1,390	(1.2)%
Latin America	539	567	(4.9)%	1,020	1,121	(9.0)%
Total	$4,195	$4,235	(0.9)%	$7,879	$8,084	(2.5)%
Three Months Ended June 30, 2025
Net sales decreased $40 million due to the following:
● Divestiture-related sales (-3%)
Partially offset by:
● Higher selling prices (+1%)
● Higher sales volumes (+1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, decreased $18 million primarily due to the impact of divestitures and increased manufacturing productivity, partially offset by raw material and other cost inflation.
Selling, general and administrative expense increased $14 million primarily due to the cost of providing transition services related to the recent divested U.S. and Canada architectural coatings business, which are fully reimbursed by the buyer under transaction services agreements, the unfavorable impact of foreign currency translation and overhead cost inflation, partially offset by the impact of divestitures and cost control measures.
Depreciation expense increased $13 million primarily due to higher accelerated depreciation related to approved restructuring actions.
Other charges, net increased by $7 million primarily due to higher net foreign currency translation expense, partially offset by income recognized in connection with transition services agreements with the buyer of PPG's recently divested U.S. and Canada architectural coatings business and lower environmental remediation charges.
Six Months Ended June 30, 2025
Net sales decreased $205 million due to the following:

● Divestiture-related sales (-3%)
● Unfavorable foreign currency translation (-1%)
Partially offset by:
● Higher selling prices and sales volumes (+1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, decreased by $81 million primarily due to the impact of divestitures, partially offset by increases in sales volumes.
Selling, general and administrative expense increased by $2 million primarily due to overhead cost inflation and to the cost of providing transition services related to the recent divested U.S. and Canada architectural coatings business, which are fully reimbursed by the buyer under transaction services agreements, offset by the impact of divestitures and cost control measures.
Depreciation expense increased by $7 million primarily due to higher accelerated depreciation related to approved restructuring actions.
Research and development expense decreased by $7 million primarily due to cost control measures.
Other charges, net decreased by $29 million primarily due to income recognized in connection with transition services agreements with the buyer of PPG's recently divested U.S. and Canada architectural coatings business, the absence of a second quarter 2024 non-cash loss on the sale of the traffic solutions business in Argentina, an insurance reimbursement received in the first quarter 2025 related to damages incurred at a southern U.S. factory from a winter storm in 2021 and a gain recognized on the sale of the Company's remaining Russia business in the first quarter 2025, partially offset by higher net foreign currency translation expense.
Effective Tax Rate and Earnings Per Diluted Share

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
($ in millions, except percentages and amounts per share)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Income tax expense	$140	$149	(6.0)%	$262	$277	(5.4)%
Effective tax rate	23.4%	22.9%	0.5%	23.8%	23.2%	0.6%
Adjusted effective tax rate, continuing operations*	23.5%	23.4%	0.1%	23.9%	23.6%	0.3%

Earnings per diluted share, continuing operations	$1.98	$2.09	(5.3)%	$3.61	$3.80	(5.0)%
Adjusted earnings per diluted share*	$2.22	$2.35	(5.5)%	$3.93	$4.22	(6.9)%
*See Regulation G Reconciliation below
Adjusted earnings per diluted share for the three months ended June 30, 2025 decreased year-over-year primarily due to the unfavorable impact of raw material, wage and other cost inflation and divestitures, partially offset by increased manufacturing productivity and cost control measures.
Adjusted earnings per diluted share for the six months ended June 30, 2025 decreased year-over-year primarily due to the unfavorable impact of raw material, wage and other cost inflation, foreign currency translation, and divestitures, partially offset by increased manufacturing productivity and cost control measures.
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

	Three Months Ended June 30, 2025
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$598	$140	23.4%	$450	$1.98
Adjusted for:
Acquisition-related amortization expense	33	8	24.4%	25	0.11
Business restructuring-related costs, net(b)	20	5	23.3%	15	0.07
Portfolio optimization(c)	2	—	24.3%	2	0.01
Legacy environmental remediation charges (d)	16	4	24.3%	12	0.05
Adjusted, continuing operations, excluding certain items	$669	$157	23.5%	$504	$2.22

	Three Months Ended June 30, 2024
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$651	$149	22.9%	$493	$2.09
Adjusted for:
Acquisition-related amortization expense	35	8	24.6%	27	0.11
Business restructuring-related costs, net(b)	4	2	46.0%	2	0.01
Portfolio optimization(c)	26	8	31.3%	18	0.08
Legacy environmental remediation charges (d)	20	5	24.3%	15	0.06
Adjusted, continuing operations, excluding certain items	$736	$172	23.4%	$555	$2.35

	Six Months Ended June 30, 2025
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$1,100	$262	23.8%	$825	$3.61
Adjusted for:
Acquisition-related amortization expense	65	16	24.6%	49	0.21
Business restructuring-related costs, net(b)	29	7	24.1%	22	0.10
Portfolio optimization(c)	(4)	—	10.0%	(4)	(0.02)
Legacy environmental remediation charges (d)	16	4	24.3%	12	0.05
Insurance recovery(e)	(6)	(2)	24.3%	(4)	(0.02)
Adjusted, continuing operations, excluding certain items	$1,200	$287	23.9%	$900	$3.93

	Six Months Ended June 30, 2024
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$1,193	$277	23.2%	$898	$3.80
Adjusted for:
Acquisition-related amortization expense	70	17	24.3%	53	0.22
Business restructuring-related costs, net(b)	15	5	33.3%	10	0.04
Portfolio optimization(c)	32	10	31.3%	22	0.10
Legacy environmental remediation charges (d)	20	5	24.3%	15	0.06
Adjusted, continuing operations, excluding certain items	$1,330	$314	23.6%	$998	$4.22
(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other charges, net on the condensed consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the condensed consolidated statement of income and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization and Selling, general and administrative on the condensed consolidated statement of income.
(c)Portfolio optimization includes gains and losses on the sale of non-core assets, including a gain recognized on the sale of a business in the first quarter 2025 and a loss recognized on the sale of the Company’s traffic solutions business in Argentina in the second quarter 2024, which are included in Other charges, net in the condensed consolidated statement of income. Portfolio optimization also includes advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income. There was no tax expense associated with the gain recognized on the sale of a business in the first quarter 2025.
(d)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other charges, net in the condensed consolidated statement of income.
(e)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021.

Performance of Reportable Business Segments
Global Architectural Coatings

	Three Months Ended June 30		$ Change	% Change	Six Months Ended June 30		$ Change	% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025 vs. 2024	2025	2024	2025 vs. 2024	2025 vs. 2024
Net sales	$1,018	$1,070	($52)	(4.9)%	$1,875	$2,036	($161)	(7.9)%
Segment income	$160	$211	($51)	(24.2)%	$278	$377	($99)	(26.3)%
Depreciation and amortization expense	$27	$26	$1	3.8%	$53	$52	$1	1.9%
Segment income before interest, taxes, depreciation and amortization (EBITDA)	$187	$237	($50)	(21.1)%	$331	$429	($98)	(22.8)%
Three Months Ended June 30, 2025
Global Architectural Coatings net sales decreased due to the following:
● Divestiture-related sales (-4%)
● Lower sales volumes (-2%)
Partially offset by:
● Higher selling prices (+1%)
Architectural coatings – EMEA net sales, excluding the impact of currency, acquisitions and divestitures ("organic sales") decreased by a low single-digit percentage compared to the prior-year quarter with lower sales volumes partially offset by higher selling prices. Overall demand for architectural coatings in Europe was lackluster with declines primarily in Eastern Europe, partially offset by organic sales growth in the Nordic region and the United Kingdom.
Architectural coatings - Latin America and Asia Pacific organic sales decreased by a low single-digit percentage compared to the prior-year quarter with lower sales volumes, partially offset by higher selling prices. In Mexico, retail demand for architectural coatings was solid and although project-related spending improved sequentially, it contracted year over year.
Segment income was $160 million, a decrease of 24% versus the prior year, driven by lower sales volumes, the impact of divestitures and unfavorable currency translation, which were partially offset by pricing and cost-control actions.
Six Months Ended June 30, 2025
Global Architectural Coatings net sales decreased due to the following:
● Unfavorable foreign currency translation (-3%)
● Divestiture-related sales (-3%)
● Lower sales volumes (-3%)
Partially offset by:
● Higher selling prices (+1%)
Architectural coatings – EMEA organic sales decreased by a low single-digit percentage year over year with lower sales volumes, partially offset by higher selling prices. While overall demand for architectural coatings in Europe was lackluster, there was organic sales growth in the Nordic region during the period.
Architectural coatings - Latin America and Asia Pacific decreased by a low single-digit percentage year over year with lower sales volumes, partially offset by higher selling prices. In Mexico, retail sales volumes were solid during the quarter, and while project-related spending improved sequentially, it was lower than the prior year stemming from economic uncertainty.
Segment income was $278 million, a decrease of 26% versus the prior year, driven by lower sales volumes, raw material and other cost inflation and unfavorable currency translation, partially offset by pricing and cost-control actions.

Looking Ahead
In the second half of 2025, continued recovery of project-related spending in Mexico is expected and consumer sentiment in Europe is anticipated to be soft. Quarterly aggregate organic sales for the segment are expected to be in the range of lower by a low single digit percentage to flat compared to the third quarter 2024.
Performance Coatings

	Three Months Ended June 30		$ Change	% Change	Six Months Ended June 30		$ Change	% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025 vs. 2024	2025	2024	2025 vs. 2024	2025 vs. 2024
Net sales	$1,512	$1,418	$94	6.6%	$2,777	$2,602	$175	6.7%
Segment income	$356	$326	$30	9.2%	$630	$577	$53	9.2%
Depreciation and amortization expense	$33	$34	($1)	(2.9)%	$66	$68	($2)	(2.9)%
Segment EBITDA	$389	$360	$29	8.1%	$696	$645	$51	7.9%
Three Months Ended June 30, 2025
Performance Coatings net sales increased due to the following:
● Higher selling prices (+3%)
● Higher sales volumes (+3%)
● Favorable foreign currency translation (+1%)
Automotive refinish coatings organic sales decreased by a low single-digit percentage compared to the prior-year quarter with lower sales volumes, partially offset by higher selling prices. During the quarter, benefits from share gains and customer order patterns partially offset lower industry collision claims.
Aerospace coatings organic sales increased by a high single-digit percentage compared to the prior-year quarter, led by higher selling prices and sales volumes. Demand remained strong, and customer order backlogs were stable, even with growth-related investments that improved our manufacturing output in the quarter. Global international and domestic air travel improved year over year and combined they are now in-line with pre-pandemic levels. The company remains focused on debottlenecking and further expanding manufacturing capabilities to drive further sales volume and earnings growth.
Protective and marine coatings organic sales increased by a double-digit percentage compared to the prior-year quarter, including higher sales volumes in the Asia-Pacific region. Increased sales volumes were driven by share gains in both protective and marine, reflecting demand for PPG's sustainably-advantaged products.
Traffic solutions organic sales increased a mid-single-digit percentage compared to the prior year quarter driven by higher sales volumes, partially offset by lower selling prices. Traffic solutions benefited from strong demand and increased sales volumes across the U.S. and Canada.
Segment income was $356 million, an increase of 9% versus the prior year, primarily due to higher organic sales stemming from sales of technology-advantaged products and digital subscriptions.

Six Months Ended June 30, 2025
Performance Coatings net sales increased due to the following:
● Higher sales volumes (+5%)
● Higher selling prices (+2%)
Automotive refinish coatings organic sales were flat year over year due to higher selling prices offset by lower sales volumes. Year-to-date benefits from share gains and customer order patterns partially offset lower industry collision claims.
Aerospace coatings organic sales increased by a high single-digit percentage year over year, led by higher selling prices and sales volumes. Demand remained strong, and customer order backlogs were stable at $300 million, even with growth-related investments that improved our output in the quarter.
Protective and marine coatings organic sales increased by a double-digit percentage year over year including higher sales volumes in Europe and the Asia-Pacific region. Increased sales volumes were driven by share gains, reflecting demand for PPG's sustainably-advantaged products.
Traffic solutions organic sales increased by a mid-single-digit percentage year over year driven by higher sales volumes, partially offset by lower selling prices. Traffic solutions benefited from strong demand and increased sales volumes across the U.S. and Canada.
Segment income was $630 million, an increase of 9% versus the prior year, primarily due to higher organic sales stemming from sales of technology-advantaged products and digital subscriptions.
Looking Ahead
Continued strength is anticipated in aerospace coatings as well as protective and marine coatings. While automotive refinish coatings continues to gain share through demand for the Company's bundled coatings and services business model, lower organic sales are anticipated due to customer order patterns and weak industry collision claims. Traffic solutions is expected to follow typical seasonal trends and is well positioned to continue to benefit in the near term from increased U.S. infrastructure spending. Third quarter aggregate organic sales for the segment are anticipated to increase by a low single-digit percentage to a mid-single-digit percentage compared to the third quarter 2024.
Industrial Coatings

	Three Months Ended June 30		$ Change	% Change	Six Months Ended June 30		$ Change	% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025 vs. 2024	2025	2024	2025 vs. 2024	2025 vs. 2024
Net sales	$1,665	$1,747	($82)	(4.7)%	$3,227	$3,446	($219)	(6.4)%
Segment income	$227	$259	($32)	(12.4)%	$442	$508	($66)	(13.0)%
Depreciation and amortization expense	$49	$53	($4)	(7.5)%	$96	$105	($9)	(8.6)%
Segment EBITDA	$276	$312	($36)	(11.5)%	$538	$613	($75)	(12.2)%
Three Months Ended June 30, 2025
Industrial Coatings segment net sales decreased due to the following:
● Divestiture-related sales (-5%)
● Lower selling prices (-1%)
Partially offset by:
● Favorable foreign currency translation (+1%)
Automotive OEM coatings organic sales decreased by a low single-digit percentage compared to the prior-year quarter driven by lower sales volumes and lower index-based selling prices for certain customer contracts. Sales volumes decreased in the U.S. and Europe due to lower industry build rates. These declines were partially offset by sales volume growth in the Asia Pacific region and Latin America, including share gains in Brazil.
In the industrial coatings business, organic sales decreased by a low single-digit percentage compared to the prior- year quarter due to lower index-based selling prices. Sales volumes were flat with increases in Latin America offset by decreases in the U.S. and the Asia Pacific region. Sales in several product categories were above prior-year levels, including solid growth in general finishes and coil. The most pronounced weakness was in extrusion and consumer electronics as those markets slowed due to tariff uncertainty.
Packaging coatings organic sales increased by a high single-digit percentage compared to the prior-year quarter due to higher sales volumes in all regions driven by share gains, including in Europe aided by regional regulations, partially offset by lower, index-based prices. Globally, beverage, food, and personal care packaging demand is solid, and PPG sales volume growth is outpacing the market.
Specialty products organic sales increased by a low single-digit percentage compared to the prior-year quarter due to higher sales volumes.
Segment income was $227 million, a decrease of 12% versus the prior year, driven by lower organic sales, including price decreases due to index-based contracts, and the unfavorable impact of the divestiture of the global silicas business, partially offset by cost-control actions and manufacturing efficiencies.
Six Months Ended June 30, 2025
Industrial Coatings segment net sales decreased due to the following:
● Divestiture-related sales (-4%)
● Lower index-based selling prices (-1%)
● Unfavorable foreign currency translation (-1%)
Automotive OEM coatings organic sales decreased by a low single-digit percentage year over year driven by lower sales volumes and lower index-based selling prices for certain customer contracts. Sales volumes decreased in the U.S. and Europe due to lower automotive industry build rates, partially offset by sales volume growth in China and Latin America.
In the industrial coatings business, organic sales decreased by a low single-digit percentage year over year, driven by lower index-based prices. Sales volumes increased slightly, with higher sales volumes in the U.S., Europe and Latin America partially offset by lower sales volumes in the Asia Pacific region.
Packaging coatings organic sales increased by a mid-single-digit percentage year over year due to higher sales volumes in all regions, partially offset by lower index-based prices.
Specialty products organic sales increased by a mid-single-digit percentage compared to the prior-year due to higher sales volumes and selling prices.
Segment income was $442 million, a decrease of 13% versus the prior year, primarily due to lower organic sales, including price decreases due to index-based contracts, and the unfavorable impact of the divestiture of the global silicas business, partially offset by cost-control actions and manufacturing efficiencies.
Looking Ahead
Global industrial production has flattened, and the macro environment in the third quarter is expected to be similar to the second quarter. The Company's share gains in packaging, industrial and automotive OEM are yielding benefits, and the automotive OEM coatings business is expected to outperform the market beginning in the third quarter. As a result, aggregate organic sales for the segment are anticipated to be in the range of flat to positive a low single-digit percentage compared to the third quarter 2024.
Tariff Impact and Mitigation
PPG is impacted by the economic and political conditions in the markets we serve, which includes effects related to the imposition and magnitude of tariffs. The current global macroeconomic environment is highly dynamic, and we continue to monitor changes to tariffs and the corresponding impacts on our business. PPG did not experience a significant decrease in customer demand, significant increase in raw material costs, or other significant adverse impacts related to tariffs during the first six months of 2025. The Company continues to monitor overall economic demand and customer order patterns and is prepared to take actions intended to mitigate adverse impacts, as necessary, through supply chain contingency plans, pricing actions, and/or cost reduction actions.

Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.6 billion and $1.4 billion at June 30, 2025 and December 31, 2024, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's access to capital markets will be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and contractual obligations.
Cash from operating activities - continuing operations
Cash from operating activities - continuing operations for the six months ended June 30, 2025 and 2024 was $371 million and $348 million, respectively. The $23 million increase was primarily due to favorable changes in working capital for the six months ended June 30, 2025 compared to the prior year.
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

($ in millions, except percentages)	June 30, 2025	December 31, 2024	June 30, 2024
Trade receivables, net	$3,314	$2,477	$3,062
Inventories, FIFO	2,404	2,015	2,241
Trade creditors’ liabilities	2,469	2,161	2,461
Operating working capital	$3,249	$2,331	$2,842
Operating working capital as a % of sales	19.4%	15.6%	16.8%
Days sales outstanding	64	51	59
Environmental

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Cash outlays for environmental remediation activities	$7	$5	$10	$13

($ in millions)	Remainder of 2025	Annually 2026 - 2029
Projected future cash outlays for environmental remediation activities	$20 - $40	$20 - $60
Cash used for investing activities - continuing operations
Cash used for investing activities - continuing operations for the six months ended June 30, 2025 and 2024 was $288 million and $363 million, respectively. The $75 million decrease in cash used for investing activities was primarily due to lower capital expenditures compared to the prior year.
Total capital spending is expected to be approximately $725 million to $775 million in 2025 in support of future organic growth opportunities.
Cash from/(used for) financing activities
Cash from financing activities for the six months ended June 30, 2025 was $37 million, and cash used for financing activities for the six months ended June 30, 2024 was $185 million. The $222 million increase in cash from financing activities was primarily due to the proceeds from the issuance of long-term debt, partially offset by higher purchases of treasury stock.

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
In July 2023, PPG amended and restated its five-year credit agreement (the "Credit Agreement") dated as of August 30, 2019, extending the term through July 27, 2028. The amended and restated Credit Agreement provides for a $2.3 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of June 30, 2025 and December 31, 2024.
The Term Loan and the Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan and the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of June 30, 2025, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 48%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of June 30, 2025 and December 31, 2024.
Other Debt Issued and Repaid
In March 2025, PPG completed a public offering of €900 million 3.250% Notes due 2032. Refer to Note 7, “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.
In June 2025, PPG's €300 million 1.875% notes matured, and the Company repaid this obligation using cash on hand.
Other Liquidity Information
Restructuring
Aggregate restructuring savings were approximately $20 million in the second quarter 2025. Total restructuring savings are expected to be approximately $75 million in 2025. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 6, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to restructuring actions of approximately $125 million in 2025.
Currency
Comparing spot exchange rates at June 30, 2025 and at December 31, 2024, the U.S. dollar weakened against the currencies of many countries within the regions PPG operates, most notably the Mexican peso and the euro. As a result, consolidated net assets at June 30, 2025 increased by $773 million compared to December 31, 2024.
Comparing average exchange rates during the first six months of 2025 to those of the first six months of 2024, the U.S. dollar strengthened against the currencies of many countries where PPG operates, including the Mexican peso. This had an unfavorable impact on Income before income taxes for the six months ended June 30, 2025 of $30 million from the translation of these foreign earnings into U.S. dollars.
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
Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include statements related to earnings guidance, global economic conditions, geopolitical issues, increasing price and product competition by our competitors, fluctuations in cost and availability of raw materials, energy, labor and logistics, the ability to achieve selling price increases, margins, share gains, customer inventory levels, PPG inventory levels, our ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, the timing and expected benefits of our acquisitions, difficulties in integrating acquired businesses and achieving expected synergies therefrom, the amount of future share repurchases, economic and political conditions in the markets we serve, the imposition and magnitude of tariffs, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions, cybersecurity events, global human health issues, the unpredictability of existing and possible future litigation, including asbestos litigation, and government investigations. However, it is not possible to predict or identify all such factors.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. Certain foreign currency forward contracts outstanding during 2025 and 2024 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts were net assets of $40 million and net liabilities of $53 million as of June 30, 2025 and December 31, 2024, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $495 million for the six months ended June 30, 2025 and $429 million for the year ended December 31, 2024.
PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $375 million as of both June 30, 2025 and December 31, 2024. The fair value of these contracts were net assets of $9 million and $50 million as of June 30, 2025 and December 31, 2024, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $39 million and $31 million at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, PPG had non-U.S. dollar denominated borrowings outstanding of $4.8 billion and $3.3 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $537 million at June 30, 2025 and $369 million at December 31, 2024.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both June 30, 2025 and December 31, 2024. The fair values of these contracts were liabilities of $8 million and $16 million as of June 30, 2025 and December 31, 2024, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased annual interest expense by $4 million and $5 million for the periods ended June 30, 2025 and December 31, 2024, respectively. Considering the debt balance outstanding at June 30, 2025 and December 31, 2024, a 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $3 million for both the periods ended June 30, 2025 and December 31, 2024. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $84 million and $77 million at June 30, 2025 and December 31, 2024, respectively; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2024 to June 30, 2025. Refer to Note 12, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
PPG intends to vigorously enforce its rights under the Separation Agreement and Contribution Agreement and to hold Westlake accountable for any damages PPG suffers as a result of Westlake’s breach of contract. A bench trial for the PPG Lawsuit was held in the Delaware Court of Chancery in May 2025. PPG expects a decision from the trial court in the third quarter 2025. PPG believes the risk of loss associated with this matter is remote.
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
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2025:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
April 2025
Repurchase program	—	$—	—	21,851,209
May 2025
Repurchase program	656,169	$111.37	656,169	20,809,084
June 2025
Repurchase program	689,305	$111.60	689,305	19,593,166
Total quarter ended June 30, 2025
Repurchase program	1,345,474	$111.48	1,345,474	19,593,166
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and executive officers during the three months ended June 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Action	Date of Action	Scheduled Expiration Date (1)	Aggregate Number of Securities to be Purchased or Sold (2)
Vincent J. Morales Senior Vice President and Chief Financial Officer	Adopt	5/2/2025	7/31/2026	Sale of up to 34,872 shares of common stock upon the exercise of stock options if the market price of the Company's common stock exceeds certain specified price targets.

1.This trading plan may also expire prior to the scheduled expiration date if all transactions under the trading plan are completed before the scheduled expiration date.
2.Aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax obligations at the time of exercise.
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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheet at June 30, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025 and 2024, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	July 30, 2025	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)