Form 10-Q
period 2025-09-30
PPG INDUSTRIES INC
filed 2025-10-29
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of September 30, 2025, 224.4 million shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions, except per share amounts)	2025	2024	2025	2024
Net sales	$4,082	$4,032	$11,961	$12,116
Cost of sales, exclusive of depreciation and amortization	2,426	2,381	7,000	7,036
Selling, general and administrative	824	848	2,534	2,556
Depreciation	106	89	297	273
Amortization	32	30	97	100
Research and development, net	106	102	314	317
Interest expense	65	67	183	184
Interest income	(42)	(48)	(129)	(135)
Other charges/(income), net	9	(15)	9	14
Income before income taxes	$556	$578	$1,656	$1,771
Income tax expense	118	128	380	405
Income from continuing operations	$438	$450	$1,276	$1,366
Income from discontinued operations, net of tax	9	24	7	54
Net income attributable to controlling and noncontrolling interests	$447	$474	$1,283	$1,420
Net loss/(income) attributable to noncontrolling interests	6	(6)	(7)	(24)
Net income (attributable to PPG)	$453	$468	$1,276	$1,396
Amounts attributable to PPG:
Income from continuing operations, net of tax	$444	$444	$1,269	$1,342
Income from discontinued operations, net of tax	9	24	7	54
Net income (attributable to PPG)	$453	$468	$1,276	$1,396

Earnings per common share:
Income from continuing operations, net of tax	$1.97	$1.91	$5.59	$5.73
Income from discontinued operations, net of tax	0.04	0.10	0.03	0.23
Earnings per common share (attributable to PPG)	$2.01	$2.01	$5.62	$5.96

Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.96	$1.90	$5.57	$5.70
Income from discontinued operations, net of tax	0.04	0.10	0.03	0.23
Earnings per common share (attributable to PPG) - assuming dilution	$2.00	$2.00	$5.60	$5.93
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Net income attributable to controlling and noncontrolling interests	$447	$474	$1,283	$1,420
Other comprehensive income/(loss), net of tax:
Defined benefit pension and other postretirement benefits	2	(3)	(5)	17
Unrealized foreign currency translation adjustments	72	(113)	851	(561)
Other comprehensive income/(loss), net of tax	$74	($116)	$846	($544)
Total comprehensive income	$521	$358	$2,129	$876
Less: amounts attributable to noncontrolling interests:
Net loss/(income)	6	(6)	(7)	(24)
Unrealized foreign currency translation adjustments	4	(1)	(2)	3
Comprehensive income attributable to PPG	$531	$351	$2,120	$855
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,832	$1,270
Short-term investments	76	88
Receivables, net	3,718	2,985
Inventories	2,182	1,846
Other current assets	415	368
Total current assets	$8,223	$6,557
Property, plant and equipment (net of accumulated depreciation of $4,658 and $4,217)	3,718	3,464
Goodwill	6,116	5,690
Identifiable intangible assets, net	1,983	1,922
Deferred income taxes	528	303
Investments	342	331
Operating lease right-of-use assets	615	597
Other assets	619	569
Total assets	$22,144	$19,433
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,947	$3,731
Restructuring reserves	115	128
Short-term debt and current portion of long-term debt	1,410	939
Current portion of operating lease liabilities	140	126
Other	—	90
Total current liabilities	$5,612	$5,014
Long-term debt	5,904	4,876
Operating lease liabilities	460	454
Accrued pensions	562	558
Other postretirement benefits	406	410
Deferred income taxes	506	405
Other liabilities	738	754
Total liabilities	$14,188	$12,471
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,312	1,272
Retained earnings	22,802	21,994
Treasury stock, at cost	(15,019)	(14,342)
Accumulated other comprehensive loss	(2,264)	(3,108)
Total PPG shareholders’ equity	$7,800	$6,785
Noncontrolling interests	156	177
Total shareholders’ equity	$7,956	$6,962
Total liabilities and shareholders' equity	$22,144	$19,433
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2025	$969	$1,272	$21,994	($14,342)	($3,108)	$6,785	$177	$6,962
Net income attributable to controlling and noncontrolling interests	—	—	373	—	—	373	5	378
Other comprehensive income, net of tax	—	—	—	—	275	275	1	276
Cash dividends	—	—	(154)	—	—	(154)	—	(154)
Purchase of treasury stock	—	—	—	(385)	—	(385)	—	(385)
Issuance of treasury stock	—	29	—	8	—	37	—	37
Stock-based compensation activity	—	(4)	—	—	—	(4)	—	(4)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Reductions in noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2025	$969	$1,297	$22,213	($14,719)	($2,833)	$6,927	$165	$7,092
Net income attributable to the controlling and noncontrolling interests	—	—	450	—	—	450	8	458
Other comprehensive income, net of tax	—	—	—	—	491	491	5	496
Cash dividends	—	—	(154)	—	—	(154)	—	(154)
Purchase of treasury stock	—	—	—	(151)	—	(151)	—	(151)
Issuance of treasury stock	—	4	—	1	—	5	—	5
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
June 30, 2025	$969	$1,310	$22,509	($14,869)	($2,342)	$7,577	$167	$7,744
Net income/(loss) attributable to the controlling and noncontrolling interests	—	—	453	—	—	453	(6)	447
Other comprehensive income/(loss), net of tax	—	—	—	—	78	78	(4)	74
Cash dividends	—	—	(160)	—	—	(160)	—	(160)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	3	—	2	—	5	—	5
Stock-based compensation activity	—	(1)	—	—	—	(1)	—	(1)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
September 30, 2025	$969	$1,312	$22,802	($15,019)	($2,264)	$7,800	$156	$7,956

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2024	$969	$1,202	$21,500	($13,600)	($2,239)	$7,832	$191	$8,023
Net income attributable to controlling and noncontrolling interests	—	—	400	—	—	400	9	409
Other comprehensive income, net of tax	—	—	—	—	(12)	(12)	(2)	(14)
Cash dividends	—	—	(153)	—	—	(153)	—	(153)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	31	—	6	—	37	—	37
Stock-based compensation activity	—	(11)	—	—	—	(11)	—	(11)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
March 31, 2024	$969	$1,222	$21,747	($13,746)	($2,251)	$7,941	$185	$8,126
Net income attributable to the controlling and noncontrolling interests	—	—	528	—	—	528	9	537
Other comprehensive income/(loss), net of tax	—	—	—	—	(412)	(412)	(2)	(414)
Cash dividends	—	—	(152)	—	—	(152)	—	(152)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	3	—	1	—	4	—	4
Stock-based compensation activity	—	10	—	—	—	10	—	10
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	—	—	—	(1)	(1)
June 30, 2024	$969	$1,235	$22,123	($13,897)	($2,663)	$7,767	$178	$7,945
Net income attributable to the controlling and noncontrolling interests	—	—	468	—	—	468	6	474
Other comprehensive loss, net of tax	—	—	—	—	(117)	(117)	1	(116)
Cash dividends	—	—	(159)	—	—	(159)	—	(159)
Purchase of treasury stock	—	—	—	(202)	—	(202)	—	(202)
Issuance of treasury stock	—	11	—	8	—	19	—	19
Stock-based compensation activity	—	12	—	—	—	12	—	12
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
September 30, 2024	$969	$1,258	$22,432	($14,091)	($2,780)	$7,788	$184	$7,972
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30
($ in millions)	2025	2024
Operating activities:
Net income attributable to controlling and noncontrolling interests	$1,283	$1,420
Less: Income from discontinued operations	7	54
Income from continuing operations	$1,276	$1,366
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	394	373
Stock-based compensation expense	35	30
Deferred income taxes	(42)	(66)
Cash used for restructuring actions	(62)	(37)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(574)	(373)
Inventories	(226)	(144)
Other current assets	29	(34)
Accounts payable and accrued liabilities	182	(48)
Taxes and interest payable	(91)	2
Noncurrent assets and liabilities, net	(42)	15
Other	168	(28)
Cash from operating activities - continuing operations	$1,047	$1,056
Cash from operating activities - discontinued operations	7	18
Cash from operating activities	$1,054	$1,074
Investing activities:
Capital expenditures	($477)	($513)
Business acquisitions, net of cash balances acquired	—	(29)
Other	60	41
Cash used for investing activities - continuing operations	($417)	($501)
Cash used for investing activities - discontinued operations	—	(10)
Cash used for investing activities	($417)	($511)
Financing activities:
Net proceeds from commercial paper and short-term debt	$—	$408
Proceeds from Term Loan, net of fees	309	274
Proceeds from the issuance of debt, net of discounts and fees	940	—
Repayment of long-term debt	(341)	(300)
Purchase of treasury stock	(687)	(511)
Dividends paid on PPG common stock	(468)	(464)
Other	(22)	(24)
Cash used for financing activities - continuing operations	($269)	($617)
Cash used for financing activities - discontinued operations	—	—
Cash used for financing activities	($269)	($617)
Effect of currency exchange rate changes on cash and cash equivalents	194	(209)
Cash reclassified from assets held for sale	—	(2)
Net increase/(decrease) in cash and cash equivalents	$562	($265)
Cash and cash equivalents, beginning of period	1,270	1,493
Cash and cash equivalents, end of period	$1,832	$1,228

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$172	$198
Taxes paid, net of refunds	$336	$481

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$64	$87
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary to fairly state the financial position and shareholders' equity of PPG as of September 30, 2025 and the results of its operations and cash flows for the three and nine months ended September 30, 2025 and 2024. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2024 Annual Report on Form 10-K (the "2024 Form 10-K").
In December 2024, PPG completed the sale of 100% of its architectural coatings business in the U.S. and Canada. Accordingly, the Company’s consolidated results of operations and cash flows have been recast to present the results of the architectural coatings business in the U.S. and Canada as discontinued operations for the three and nine months ended September 30, 2024. Refer to Note 3, “Divestitures” for further information relating to this transaction.
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and nine months ended September 30, 2025 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported Net income, total assets, cash flows or shareholders’ equity.
2.New Accounting Standards
Recently Adopted Accounting Standards
PPG did not adopt any new accounting standards during the nine months ended September 30, 2025.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 “Improvements to Income Tax Disclosures (Topic 740)”. This ASU updates current income tax disclosure requirements to require disclosures of specific categories of information within the effective tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU will be effective for the annual period ending December 31, 2025. Adoption of this ASU will result in additional disclosure, but it will not impact PPG’s consolidated financial position, results of operations or cash flows.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. The ASU is intended to modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model to align the accounting rules with how software is developed today. This ASU will be effective for PPG beginning January 1, 2028. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3.Divestitures
U.S. and Canada Architectural Coatings Business
In December 2024, PPG completed the sale of 100% of its architectural coatings business in the U.S. and Canada to American Industrial Partners (AIP), an industrials investor. The results of the U.S. and Canada architectural coatings business were previously included in the Performance Coatings segment.
The operating results of discontinued operations related to the U.S. and Canada architectural coatings business for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Net sales	$—	$543	$—	$1,564
Cost of sales, exclusive of depreciation and amortization	—	282	—	806
Selling, general, and administrative	—	214	—	647
Depreciation	—	8	—	25
Amortization	—	2	—	6
Research and development, net	—	3	—	8
Other charges, net	2	1	4	1
(Loss)/income before income taxes	($2)	$33	($4)	$71
Income tax (benefit)/expense	(11)	9	(11)	17
Income from discontinued operations, net of tax	$9	$24	$7	$54
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
4.     Inventories

($ in millions)	September 30, 2025	December 31, 2024
Finished products	$1,159	$949
Work in process	277	235
Raw materials	693	613
Supplies	53	49
Total Inventories	$2,182	$1,846
Most U.S. inventories are valued using the last-in, first-out method. If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been $181 million and $169 million higher as of September 30, 2025 and December 31, 2024, respectively.

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
The Company did not identify an indication of goodwill impairment for any of its reporting units or an indication of impairment of any of its indefinite-lived intangible assets during the nine months ended September 30, 2025.
The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2025 was as follows:

($ in millions)	Global Architectural Coatings	Performance Coatings	Industrial Coatings	Total
January 1, 2025	$2,688	$1,854	$1,148	$5,690
Foreign currency impact and other	293	57	76	426
September 30, 2025	$2,981	$1,911	$1,224	$6,116
As of both September 30, 2025 and December 31, 2024, accumulated goodwill impairment losses totaled $158 million, all of which relates to the Performance Coatings reportable segment.
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	September 30, 2025			December 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,260	$—	$1,260	$1,123	$—	$1,123
Definite-Lived Identifiable Intangible Assets
Acquired technology	$821	($715)	$106	$800	($666)	$134
Customer-related	1,787	(1,281)	506	1,656	(1,106)	550
Trade names	297	(187)	110	276	(162)	114
Other	46	(45)	1	43	(42)	1
Total Definite-Lived Intangible Assets	$2,951	($2,228)	$723	$2,775	($1,976)	$799
Total Identifiable Intangible Assets	$4,211	($2,228)	$1,983	$3,898	($1,976)	$1,922
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of September 30, 2025, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining three months of 2025	$29
2026	$97
2027	$89
2028	$81
2029	$75
2030	$64
Thereafter	$288
In the third quarter 2025, the Company recognized pretax net impairment and other related charges of $24 million related to a consolidated joint venture in the Performance Coatings segment. The charges primarily represented the impairment of definite-lived identified intangible assets and are included in Other charges/(income), net in the accompanying condensed consolidated statement of income. Net loss of $12 million related to the charges was attributable to noncontrolling interests.

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
The following table summarizes restructuring reserve activity for the nine months ended September 30, 2025 and 2024:

	Total Reserve
($ in millions)	2025	2024
January 1	$276	$110
Approved restructuring actions	32	—
Release of prior reserves and other adjustments(a)	(27)	(3)
Cash payments	(62)	(37)
Foreign currency impact	27	—
September 30	$246	$70
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
In July 2023, PPG amended and restated its five-year credit agreement (the "Credit Agreement") dated as of August 30, 2019, extending the term through July 2028. In October 2025, PPG amended the Credit Agreement to extend its maturity as to certain commitments. The amended Credit Agreement provides for a $2.3 billion unsecured revolving credit facility, of which $2,148 million of the total commitment has a term through July 2029 and $152 million of the total commitment has a term through July 2028. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of September 30, 2025 and December 31, 2024.
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

The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of both September 30, 2025 and December 31, 2024. The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement contains, among other things, customary events of default that would permit the lenders to accelerate the loans, including the failure to make timely payments when due under the Credit Agreement or other material indebtedness, the failure to satisfy covenants contained in the Credit Agreement, a change in control of the Company and specified events of bankruptcy and insolvency.
The Term Loan and Credit Agreement also require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of September 30, 2025, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 47%.
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
Restrictive Covenants and Cross-Default Provisions
As of September 30, 2025, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $270 million and $302 million as of September 30, 2025 and December 31, 2024, respectively.

8.    Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(number of shares in millions)	2025	2024	2025	2024
Weighted average common shares outstanding	225.7	233.3	226.9	234.5
Effect of dilutive securities:
Stock options	0.1	0.3	0.1	0.4
Other stock compensation plans	0.7	0.7	0.7	0.7
Potentially dilutive common shares	0.8	1.0	0.8	1.1
Adjusted weighted average common shares outstanding	226.5	234.3	227.7	235.6

Dividends per common share	$0.71	$0.68	$2.07	$1.98

Antidilutive securities(a):
Stock options	3.0	1.6	3.0	1.3
(a)Excluded from the computation of earnings per diluted share due to their antidilutive effect.
9.    Income Taxes

	Nine Months Ended September 30
	2025	2024
Effective tax rate on Income before income taxes	22.9%	22.9%
Income tax expense for the nine months ended September 30, 2025 and 2024 is based on an estimated annual effective rate, which requires management to make its best estimate of annual Income before income taxes. During the year, PPG management regularly updates forecasted annual Income before income taxes for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2025 results for the U.S. and foreign jurisdictions vary from estimates, the actual Income tax expense recognized in 2025 could be different from the forecasted amount used to estimate Income tax expense for the nine months ended September 30, 2025.
United States Tax Law Change
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a number of tax provisions and multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA provisions enacted during the quarter and estimated its impact on the condensed consolidated financial statements to be immaterial. PPG will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
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

Net periodic pension benefit cost and other postretirement benefit cost for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Pension
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Service cost	$3	$2	$7	$6
Interest cost	27	25	78	77
Expected return on plan assets	(27)	(28)	(79)	(82)
Amortization of actuarial losses	6	6	18	17
Settlements	1	1	2	9
Net periodic benefit cost	$10	$6	$26	$27

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Service cost	$1	$1	$2	$3
Interest cost	6	5	17	17
Amortization of actuarial gains	(1)	—	(1)	(1)
Amortization of prior service credit	(1)	(1)	(3)	(3)
Net periodic benefit cost	$5	$5	$15	$16
PPG expects 2025 full year net periodic pension expense of approximately $35 million and net periodic other postretirement expense of approximately $20 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
U.S. defined benefit pension contributions	$6	$5	$13	$5
Non-U.S. defined benefit pension contributions	$—	$—	$1	$2
PPG expects to make required mandatory contributions to its defined benefit pension plans in the range of $10 million to $15 million during the remaining three months of 2025. In addition to any mandatory contributions, PPG may elect to make voluntary contributions to its defined benefit pension plans in 2025 and beyond.

11.    Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (a)	Pension and Other Postretirement Benefit Adjustments, net of tax (b)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2024	($1,746)	($494)	$1	($2,239)
Current year deferrals to AOCL	(558)	1	—	(557)
Reclassifications from AOCL to net income	—	16	—	16
September 30, 2024	($2,304)	($477)	$1	($2,780)

January 1, 2025	($2,651)	($458)	$1	($3,108)
Current year deferrals to AOCL	709	(17)	—	692
Reclassifications from AOCL to net income	140	12	—	152
September 30, 2025	($1,802)	($463)	$1	($2,264)
(a)The tax (benefit)/cost related to unrealized foreign currency translation adjustments on net investment hedges was $(34) million and $39 million as of September 30, 2025 and 2024, respectively.
(b)The tax benefit related to the adjustment for pension and other postretirement benefits was $4 million and $8 million for the nine months ended September 30, 2025 and 2024, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit cost (See Note 10, "Pensions and Other Postretirement Benefits").
12.    Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at September 30, 2025 and December 31, 2024, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the nine months ended September 30, 2025 and 2024.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the nine months ended September 30, 2025 and 2024, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the nine months ended September 30, 2025 and 2024 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both September 30, 2025 and December 31, 2024. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps were liabilities of $7 million and $16 million at September 30, 2025 and December 31, 2024, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at September 30, 2025 and December 31, 2024.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $375 million as of September 30, 2025 and December 31, 2024, respectively, and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. As of September 30, 2025 and December 31, 2024, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $11 million and $50 million, respectively.
At September 30, 2025 and December 31, 2024, PPG had designated €3.9 billion and €3.2 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments were $4.6 billion and $3.3 billion as of September 30, 2025 and December 31, 2024, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges/(income), net in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $3.3 billion and $2.8 billion at September 30, 2025 and December 31, 2024, respectively. The fair values of these contracts were net assets of $37 million and net liabilities of $53 million as of September 30, 2025 and December 31, 2024, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
The following table summarizes the amount of gains and losses deferred in Other comprehensive income ("OCI") and the amount and location of gains and losses recognized within the condensed consolidated statement of income related to derivative and debt financial instruments for the three and nine months ended September 30, 2025 and 2024. All amounts are shown on a pretax basis.

	Three Months Ended
	September 30, 2025		September 30, 2024		Caption In Condensed Consolidated Statement of Income
($ in millions)	Loss Deferred in OCI	Gain/(Loss) Recognized	Loss Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$7	$—	$12	Other charges/(income), net
Fair Value
Interest rate swaps	—	(2)	—	(3)	Interest expense
Total forward contracts and interest rate swaps	$—	$5	$—	$9
Net Investment
Cross currency swaps	$3	$2	($12)	$2	Interest expense
Foreign denominated debt	21	—	(129)	—
Total Net Investment	$24	$2	($141)	$2

	Nine Months Ended
	September 30, 2025		September 30, 2024		Caption In Condensed Consolidated Statement of Income
($ in millions)	Loss Deferred in OCI	Gain/(Loss) Recognized	Loss Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$66	$—	$38	Other charges/(income), net
Fair Value
Interest rate swaps	—	(5)	—	(8)	Interest expense
Total forward contracts and interest rate swaps	$—	$61	$—	$30
Net Investment
Cross currency swaps	($39)	$6	($1)	$7	Interest expense
Foreign denominated debt	(532)	—	(33)	—
Total Net Investment	($571)	$6	($34)	$7
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of September 30, 2025 and December 31, 2024, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2024 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities recorded in its condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 that were measured using Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis

	September 30, 2025			December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$10	$—	$—	$9	$—	$—
Foreign currency forward contracts (a)	$—	$41	$—	$—	$5	$—
Investments:
Marketable equity securities	$80	$—	$—	$85	$—	$—
Other assets:
Cross currency swaps (b)	$—	$15	$—	$—	$50	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$4	$—	$—	$58	$—
Other liabilities:
Cross currency swaps (b)	$—	$4	$—	$—	$—	$—
Interest rate swaps (c)	$—	$7	$—	$—	$16	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	September 30, 2025(a)	December 31, 2024 (b)
Long-term debt - carrying value	$7,303	$5,801
Long-term debt - fair value	$7,223	$5,634
(a)Excludes finance lease obligations of $7 million and short-term borrowings of $4 million as of September 30, 2025.
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

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Stock-based compensation (income)/expense	($1)	$9	$35	$30
Income tax benefit recognized	$—	$3	$8	$7

Grants of stock-based compensation during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30
	2025		2024
	Shares	Fair Value	Shares	Fair Value
Stock options	542,263	$32.93	426,389	$43.83
Restricted stock units	281,856	$111.36	243,504	$135.61
Contingent shares (a)	76,925	$114.39	51,543	$142.65
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock options granted during the nine months ended September 30, 2025 was calculated with the following weighted average assumptions:

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
Asbestos Matters
As of September 30, 2025, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries (“Products Claims”);
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”); and
•asbestos-related claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”).
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required. Additionally, as a supplement to its periodic monitoring and review, the Company conducts discussions with counsel and engages valuation consultants to analyze its claims history and estimate the amount of the Company’s potential liability for asbestos-related claims. As of September 30, 2025 and December 31, 2024, the Company's asbestos-related reserves totaled $42 million and $45 million, respectively.
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
As of September 30, 2025 and December 31, 2024, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	September 30, 2025	December 31, 2024
New Jersey Chrome	$60	$58
Glass and chemical	48	51
Other	104	113
Total environmental reserves	$212	$222
Current portion	$45	$39
Pretax charges against income for environmental remediation costs are included in Other charges/(income), net in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Environmental remediation pretax charges/(recoveries), net	$1	($1)	$17	$23
Cash outlays for environmental remediation activities	$8	$6	$18	$19
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
PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils and groundwater, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. As of September 30, 2025 and December 31, 2024, PPG's reserve for remediation of all New Jersey Chrome sites was $60 million and $58 million, respectively. The major cost components of this liability are related to excavation of impacted soil as well as groundwater remediation. These components each account for approximately 65% and 15% of the amount accrued at September 30, 2025, respectively.

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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three and nine months ended September 30, 2025 and 2024, service revenue constituted less than 5% of total revenue.

Net sales by segment and region for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Global Architectural Coatings
Europe, Middle East and Africa ("EMEA")	$626	$635	$1,825	$1,874
Asia Pacific	55	58	150	175
Latin America	331	311	912	991
Total	$1,012	$1,004	$2,887	$3,040
Performance Coatings
United States and Canada	$812	$799	$2,472	$2,301
EMEA	332	320	974	946
Asia Pacific	243	228	666	641
Latin America	27	26	79	87
Total	$1,414	$1,373	$4,191	$3,975
Industrial Coatings
United States and Canada	$562	$588	$1,681	$1,846
EMEA	417	411	1,282	1,359
Asia Pacific	470	464	1,326	1,324
Latin America	207	192	594	572
Total	$1,656	$1,655	$4,883	$5,101
Total Net Sales
United States and Canada	$1,374	$1,387	$4,153	$4,147
EMEA	1,375	1,366	4,081	4,179
Asia Pacific	768	750	2,142	2,140
Latin America	565	529	1,585	1,650
Total PPG	$4,082	$4,032	$11,961	$12,116
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
The following table summarizes the activity for the allowance for doubtful accounts for the nine months ended September 30, 2025 and 2024:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2025	2024
January 1	$23	$23
Bad debt expense	13	10
Write-offs and recoveries of previously reserved trade receivables	(18)	(6)
Other	1	—
September 30	$19	$27

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

Reportable business segment net sales and segment income for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Global Architectural Coatings
Net sales to external customers	$1,012	$1,004	$2,887	$3,040
Cost of sales, exclusive of depreciation and amortization	492	494	1,419	1,465
Selling, general and administrative	290	289	872	899
Depreciation and amortization	29	26	82	78
Other (a)	17	12	52	38
Global Architectural Coatings segment income	$184	$183	$462	$560
Performance Coatings
Net sales to external customers	$1,414	$1,373	$4,191	$3,975
Cost of sales, exclusive of depreciation and amortization	821	755	2,315	2,156
Selling, general and administrative	264	258	795	764
Depreciation and amortization	35	31	101	99
Other (a)	22	23	78	73
Performance Coatings segment income	$272	$306	$902	$883
Industrial Coatings
Net sales to external customers	$1,656	$1,655	$4,883	$5,101
Cost of sales, exclusive of depreciation and amortization	1,113	1,132	3,265	3,415
Selling, general and administrative	198	207	603	629
Depreciation and amortization	48	52	144	157
Other (a)	64	64	196	192
Industrial Coatings segment income	$233	$200	$675	$708
Total Net Sales	$4,082	$4,032	$11,961	$12,116
Total Segment income	$689	$689	$2,039	$2,151
Corporate / Non-Segment Items
Corporate / non-segment unallocated, exclusive of depreciation and amortization	(59)	(72)	(213)	(215)
Corporate / non-segment depreciation and amortization	(14)	(10)	(44)	(39)
Interest expense, net of interest income	(23)	(19)	(54)	(49)
Business restructuring-related costs, net (b)	(11)	—	(40)	(15)
Impairment and other related charges, net (c)	(24)	—	(24)	—
Portfolio optimization (d)	(2)	(10)	2	(42)
Insurance recovery (e)	—	—	6	—
Legacy environmental remediation charges (f)	—	—	(16)	(20)
Total Income from continuing operations before income taxes	$556	$578	$1,656	$1,771

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Expenditures for property, plant and equipment (including business acquisitions)
Global Architectural Coatings	$25	$22	$82	$114
Performance Coatings	41	32	119	126
Industrial Coatings	44	52	161	159
Corporate / Non-Segment Items	37	42	115	143
Total	$147	$148	$477	$542
Share of net earnings of equity affiliates
Global Architectural Coatings	$—	$1	$1	$2
Performance Coatings	1	1	4	4
Industrial Coatings	1	—	1	1
Corporate / Non-Segment Items	3	3	9	8
Total	$5	$5	$15	$15

($ in millions)	September 30, 2025	September 30, 2024
Segment assets (g)
Global Architectural Coatings	$6,754	$6,483
Performance Coatings	6,187	5,816
Industrial Coatings	5,670	5,629
Total segment assets	$18,611	$17,928
Corporate / Non-Segment Items	3,533	3,930
Total	$22,144	$21,858
Investment in equity affiliates
Global Architectural Coatings	$24	$21
Performance Coatings	28	25
Industrial Coatings	22	20
Total segment investment in equity affiliates	$74	$66
Corporate / Non-Segment Items	82	81
Total	$156	$147

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Geographic Information
Segment income
United States and Canada	$261	$264	$894	$838
EMEA	177	176	484	527
Asia Pacific	115	119	302	351
Latin America	136	130	359	435
Total	$689	$689	$2,039	$2,151
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
(c)In the third quarter 2025, the Company recorded net impairment and other related charges related to a consolidated joint venture in the Performance Coatings segment, which are included in Other charges/(income), net on the condensed consolidated statement of income. Net loss of $12 million related to the impairment charge was attributable to noncontrolling interests.

(d)Portfolio optimization includes gains and losses on the sale of non-core assets, including net gains in the first and third quarter 2025 and a loss recognized on the sale of the Company’s traffic solutions business in Argentina in the second quarter 2024, which are included in Other charges/(income), net in the condensed consolidated statement of income. Portfolio optimization also includes advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income. There was no tax expense associated with the gains recognized on the sales of non-core assets in the first and third quarter 2025.
(e)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021.
(f)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other charges/(income), net in the condensed consolidated statement of income.
(g)Segment assets are the total assets used in the operation of each segment. Corporate assets principally include amounts recorded in Cash and cash equivalents, Deferred income taxes, and Property, plant and equipment, net on the consolidated balance sheet.
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
The rollforward of outstanding obligations confirmed as valid under the supplier finance programs for the nine months ended September 30, 2025 and 2024 is as follows:

($ in millions)	2025	2024
January 1	$251	$286
Invoices confirmed	414	477
Confirmed invoices paid	(453)	(532)
Currency impact	26	57
September 30	$238	$288

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
Highlights
Net sales were approximately $4.1 billion for the three months ended September 30, 2025, an increase of 1% compared to the prior year primarily due to higher selling prices, higher sales volumes and the favorable impact of foreign currency translation, partially offset by the divestiture of the silicas products business and the architectural coatings business in Russia.
Income before income taxes was $556 million for the three months ended September 30, 2025, a decrease of $22 million compared to the prior year, primarily due to the unfavorable impact of wage and other cost inflation, divestitures and higher other charges/(income), partially offset by increased manufacturing productivity and cost-control measures.

Results of Operations

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Net sales	$4,082	$4,032	1.2%	$11,961	$12,116	(1.3)%
Cost of sales, exclusive of depreciation and amortization	$2,426	$2,381	1.9%	$7,000	$7,036	(0.5)%
Selling, general and administrative	$824	$848	(2.8)%	$2,534	$2,556	(0.9)%
Depreciation	$106	$89	19.1%	$297	$273	8.8%
Amortization	$32	$30	6.7%	$97	$100	(3.0)%
Research and development, net	$106	$102	3.9%	$314	$317	(0.9)%
Interest expense	$65	$67	(3.0)%	$183	$184	(0.5)%
Interest income	($42)	($48)	(12.5)%	($129)	($135)	(4.4)%
Other charges/(income), net	$9	($15)	N/A	$9	$14	(35.7)%
Net Sales by Region

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
United States and Canada	$1,374	$1,387	(0.9)%	$4,153	$4,147	0.1%
EMEA	1,375	1,366	0.7%	4,081	4,179	(2.3)%
Asia Pacific	768	750	2.4%	2,142	2,140	0.1%
Latin America	565	529	6.8%	1,585	1,650	(3.9)%
Total	$4,082	$4,032	1.2%	$11,961	$12,116	(1.3)%
Three Months Ended September 30, 2025
Net sales increased $50 million due to the following:
● Favorable foreign currency translation (+2%)
● Higher selling prices (+1%)
● Higher sales volumes (+1%)
Partially offset by:
● Divestiture-related sales (-3%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, increased $45 million primarily due to higher sales volumes and the unfavorable impact of foreign currency translation, partially offset by divestitures.
Selling, general and administrative expense decreased $24 million primarily due to cost-control measures and the impact of divestitures, partially offset by overhead cost inflation, the unfavorable impact of foreign currency translation, and the cost of providing transition services related to the recently divested U.S. and Canada architectural coatings business, which are fully reimbursed by the buyer under transition services agreements.
Depreciation expense increased $17 million primarily due to higher accelerated depreciation related to approved restructuring actions.
Other charges/(income), net increased by $24 million primarily due to net impairment and other related charges related to a consolidated joint venture in the Performance Coatings segment and higher net foreign currency translation expense, partially offset by gains recognized on the sale of non-core assets, a sales and use tax refund received during the third quarter 2025, and income recognized in connection with transition services agreements with the buyer of PPG's recently divested U.S. and Canada architectural coatings business.

Nine Months Ended September 30, 2025
Net sales decreased $155 million due to the following:
● Divestiture-related sales (-3%)
Partially offset by:
● Higher selling prices (+1%)
● Higher sales volumes (+1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, decreased by $36 million primarily due to divestitures and increased manufacturing productivity, partially offset by increases in sales volumes.
Selling, general and administrative expense decreased by $22 million primarily due to cost-control measures and divestitures, partially offset by overhead cost inflation and the cost of providing transition services related to the recently divested U.S. and Canada architectural coatings business, which are fully reimbursed by the buyer under transition services agreements.
Depreciation expense increased by $24 million primarily due to higher accelerated depreciation related to approved restructuring actions.
Other charges/(income), net decreased by $5 million primarily due to income recognized in connection with transition services agreements with the buyer of PPG's recently divested U.S. and Canada architectural coatings business, gains recognized on the sale of non-core assets, the absence of a second quarter 2024 non-cash loss on the sale of the traffic solutions business in Argentina and a sales and use tax refund received in the third quarter 2025, partially offset by impairment and other related charges related to a consolidated joint venture in the Performance Coatings segment and higher net foreign currency translation expense.
Effective Tax Rate and Earnings Per Diluted Share

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
($ in millions, except percentages and amounts per share)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Income tax expense	$118	$128	(7.8)%	$380	$405	(6.2)%
Effective tax rate	21.2%	22.1%	(0.9)%	22.9%	22.9%	—%
Adjusted effective tax rate, continuing operations*	22.1%	22.2%	(0.1)%	23.3%	23.2%	0.1%

Earnings per diluted share, continuing operations	$1.96	$1.90	3.2%	$5.57	$5.70	(2.3)%
Adjusted earnings per diluted share*	$2.13	$2.03	4.9%	$6.06	$6.25	(3.0)%
*See Regulation G Reconciliation below
Both Earnings per diluted share, continuing operations and Adjusted earnings per diluted share for the three months ended September 30, 2025 increased year over year due to higher selling prices, cost-control actions, increased manufacturing productivity and lower adjusted weighted average common shares outstanding due to share repurchases, partially offset by wage and other cost inflation and divestitures.
Both Earnings per diluted share, continuing operations and Adjusted earnings per diluted share for the nine months ended September 30, 2025 decreased year-over-year primarily due to raw material, wage and other cost inflation, divestitures and the unfavorable impact of foreign currency translation, partially offset by higher selling prices, cost-control actions, increased manufacturing productivity and lower adjusted weighted average common shares outstanding due to share repurchases.
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

	Three Months Ended September 30, 2025
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$556	$118	21.2%	$444	$1.96
Adjusted for:
Acquisition-related amortization expense	32	8	24.4%	24	0.11
Business restructuring-related costs, net(b)	11	4	38.5%	7	0.03
Portfolio optimization(c)	2	2	94.5%	—	—
Impairment and other related charges, net (d)	24	6	24.3%	6	0.03
Adjusted, continuing operations, excluding certain items	$625	$138	22.1%	$481	$2.13

	Three Months Ended September 30, 2024
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$578	$128	22.1%	$444	$1.90
Adjusted for:
Acquisition-related amortization expense	30	7	24.4%	23	0.10
Portfolio optimization(c)	10	2	24.3%	8	0.03
Adjusted, continuing operations, excluding certain items	$618	$137	22.2%	$475	$2.03

	Nine Months Ended September 30, 2025
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$1,656	$380	22.9%	$1,269	$5.57
Adjusted for:
Acquisition-related amortization expense	97	24	24.4%	73	0.32
Business restructuring-related costs, net(b)	40	11	27.5%	29	0.13
Portfolio optimization(c)	(2)	2	N/A	(4)	(0.02)
Impairment and other related charges, net (d)	24	6	24.3%	6	0.03
Legacy environmental remediation charges (e)	16	4	24.3%	12	0.05
Insurance recovery(f)	(6)	(2)	24.3%	(4)	(0.02)
Adjusted, continuing operations, excluding certain items	$1,825	$425	23.3%	$1,381	$6.06

	Nine Months Ended September 30, 2024
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$1,771	$405	22.9%	$1,342	$5.70
Adjusted for:
Acquisition-related amortization expense	100	24	24.0%	76	0.32
Business restructuring-related costs, net(b)	15	5	33.3%	10	0.04
Portfolio optimization(c)	42	12	28.6%	30	0.13
Legacy environmental remediation charges (e)	20	5	24.3%	15	0.06
Adjusted, continuing operations, excluding certain items	$1,948	$451	23.2%	$1,473	$6.25
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
(c)Portfolio optimization includes gains and losses on the sale of non-core assets, including net gains in the first and third quarter 2025 and a loss recognized on the sale of the Company’s traffic solutions business in Argentina in the second quarter 2024, which are included in Other charges/(income), net in the condensed consolidated statement of income. Portfolio optimization also includes advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income. There was no tax expense associated with the gains recognized on the sales of non-core assets in the first and third quarter 2025.
(d)In the third quarter 2025, the Company recorded net impairment and other related charges related to a consolidated joint venture in the Performance Coatings segment, which are included in Other charges/(income), net on the condensed consolidated statement of income. Net loss of $12 million related to the impairment charge was attributable to noncontrolling interests.
(e)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other charges/(income), net in the condensed consolidated statement of income.
(f)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021.

Performance of Reportable Business Segments
Global Architectural Coatings

	Three Months Ended September 30		$ Change	% Change	Nine Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025 vs. 2024	2025	2024	2025 vs. 2024	2025 vs. 2024
Net sales	$1,012	$1,004	$8	0.8%	$2,887	$3,040	($153)	(5.0)%
Segment income	$184	$183	$1	0.5%	$462	$560	($98)	(17.5)%
Depreciation and amortization expense	$29	$26	$3	11.5%	$82	$78	$4	5.1%
Segment income before interest, taxes, depreciation and amortization (EBITDA)	$213	$209	$4	1.9%	$544	$638	($94)	(14.7)%
Three Months Ended September 30, 2025
Global Architectural Coatings net sales increased due to the following:
● Favorable foreign currency translation (+4%)
● Higher selling prices (+2%)
Partially offset by:
● Divestiture-related sales (-3%)
● Lower sales volumes (-2%)
Architectural coatings – EMEA net sales, excluding the impact of currency, acquisitions and divestitures ("organic sales") decreased by a low single-digit percentage compared to the prior year quarter with higher selling prices more than offset by lower sales volumes. Overall demand for architectural coatings in Europe was lackluster, with declines primarily in western Europe partially balanced by organic sales growth in eastern Europe.
Architectural coatings - Latin America and Asia Pacific organic sales increased by a low single-digit percentage compared to the prior-year quarter driven by organic sales growth in the Latin America region. In Mexico, retail sales volumes were solid during the quarter, reflecting improving consumer demand, while project-related spending remained lower than the prior year stemming from economic uncertainty which has tempered government and business investment.
Segment income of $184 million was relatively unchanged from the prior year, with higher selling prices, cost-control actions and favorable foreign currency translation offset by the business divestiture and lower sales volumes.
Nine Months Ended September 30, 2025
Global Architectural Coatings net sales decreased due to the following:
● Divestiture-related sales (-3%)
● Lower sales volumes (-2%)
● Unfavorable foreign currency translation (-1%)
Partially offset by:
● Higher selling prices (+1%)
Architectural coatings – EMEA organic sales decreased by a low single-digit percentage year over year with lower sales volumes, partially offset by higher selling prices. Overall demand for architectural coatings in Europe was lackluster.
Architectural coatings - Latin America and Asia Pacific organic sales decreased by a low single-digit percentage year over year with lower sales volumes, partially offset by higher selling prices.
Segment income was $462 million, a decrease of 18% versus the prior year, driven by lower sales volumes, raw material and other cost inflation, divestitures and the unfavorable impact of foreign currency translation, partially offset by higher selling prices and cost-control actions.

Looking Ahead
In the fourth quarter of 2025, strong retail sales and modest recovery of project-related spending in Mexico is expected while consumer sentiment in Europe is anticipated to remain soft. Quarterly aggregate organic sales for the segment are expected to be in the range of flat to a positive low single-digit percentage compared to the fourth quarter 2024.

Performance Coatings

	Three Months Ended September 30		$ Change	% Change	Nine Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025 vs. 2024	2025	2024	2025 vs. 2024	2025 vs. 2024
Net sales	$1,414	$1,373	$41	3.0%	$4,191	$3,975	$216	5.4%
Segment income	$272	$306	($34)	(11.1)%	$902	$883	$19	2.2%
Depreciation and amortization expense	$35	$31	$4	12.9%	$101	$99	$2	2.0%
Segment EBITDA	$307	$337	($30)	(8.9)%	$1,003	$982	$21	2.1%
Three Months Ended September 30, 2025
Performance Coatings net sales increased due to the following:
● Higher selling prices (+4%)
● Favorable foreign currency translation (+1%)
Partially offset by:
● Lower sales volume (-2%)
Automotive refinish coatings organic sales decreased by a double-digit percentage versus the prior year quarter. Results were impacted by lower organic sales in the U.S. as distributors managed their order patterns toward the first half of 2025 to optimize their pricing, with the business delivering flat organic sales in the first half of 2025 in a negative market demand environment. Business demand is being suppressed by lower U.S. collision claims including the effect from significant increases in automotive insurance premiums. However, organic business sales year to date are outperforming the double-digit percentage declines in U.S. collision claims. Increases in insurance premiums were high over the past two years, but the rate of decline in claims is moderating.
Aerospace coatings organic sales increased by a double-digit percentage compared to the prior-year quarter, led by higher selling prices and sales volumes. Demand remained strong, and customer order backlogs increased, even with improved manufacturing output stemming from growth-related investments. Global international and domestic air travel levels increased year over year, and combined are now above pre-pandemic levels. As demand for PPG's technology-advantaged products grows, the Company remains focused on debottlenecking and further expanding manufacturing capabilities to drive additional sales volume and earnings growth.
Protective and marine coatings organic sales increased by a double-digit percentage compared to the prior-year quarter driven by higher sales volumes. Increased sales volumes were driven by share gains in both protective and marine, reflecting demand for PPG's sustainably-advantaged products.
Traffic solutions organic sales increased by a mid-single-digit percentage compared to the prior year quarter driven by strong demand and share gains.
Segment income was $272 million, a decrease of 11% versus the prior year, primarily due to lower automotive refinish sales volumes, partially offset by higher selling prices.

Nine Months Ended September 30, 2025
Performance Coatings net sales increased due to the following:
● Higher selling prices (+3%)
● Higher sales volumes (+2%)
Automotive refinish coatings organic sales decreased by a mid-single-digit percentage year over year due to lower sales volumes, partially offset by higher selling prices. On a year-to-date basis, the automotive refinish coatings business outperformed lower U.S. industry collision claims.
Aerospace coatings organic sales increased by a double-digit percentage year over year, led by higher selling prices and sales volumes. Demand remained strong, and customer order backlogs increased to approximately $310 million.
Protective and marine coatings organic sales increased by a double-digit percentage year over year, including higher sales volumes in the United States and the Asia Pacific region. Increased sales volumes were driven by share gains, reflecting demand for PPG's sustainably advantaged products.
Traffic solutions organic sales increased by a mid-single-digit percentage year over year driven by higher sales volumes, partially offset by lower selling prices. Traffic solutions benefited from strong demand and increased sales volumes across the U.S. and Canada.
Segment income was $902 million, an increase of 2% versus the prior year, primarily due to higher selling prices, partially offset by lower automotive refinish sales volumes and raw material, wage and other cost inflation.
Looking Ahead
Continued strength is anticipated in aerospace coatings as well as protective and marine coatings. While automotive refinish coatings continues to gain share through demand for the Company's bundled coatings and services business model, lower organic sales are anticipated due to lower industry demand and lighter sales volumes stemming from customer order patterns. Traffic solutions is expected to follow typical seasonal trends and is well positioned to continue to benefit in the near term from increased U.S. infrastructure spending. Fourth quarter organic sales for the segment are anticipated to within the range of down by a low single-digit percentage to flat compared to the fourth quarter 2024.
Industrial Coatings

	Three Months Ended September 30		$ Change	% Change	Nine Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025 vs. 2024	2025	2024	2025 vs. 2024	2025 vs. 2024
Net sales	$1,656	$1,655	$1	0.1%	$4,883	$5,101	($218)	(4.3)%
Segment income	$233	$200	$33	16.5%	$675	$708	($33)	(4.7)%
Depreciation and amortization expense	$48	$52	($4)	(7.7)%	$144	$157	($13)	(8.3)%
Segment EBITDA	$281	$252	$29	11.5%	$819	$865	($46)	(5.3)%
Three Months Ended September 30, 2025
Industrial Coatings segment net sales were essentially flat due to the following:
● Higher sales volumes (+4%)
● Favorable foreign currency translation (+1%)
Offset by:
● Divestiture-related sales (-4%)
● Lower selling prices (-1%)
Automotive OEM coatings organic sales increased by a mid-single-digit percentage due to higher sales volumes, partially offset by lower selling prices. Sales volumes increased in all regions, including share gains in Brazil, and outpaced higher automotive industry production. In China, automotive industry retail sales increased during the third quarter and exports have grown year to date compared to the prior year.

In the industrial coatings business, organic sales decreased by a low single-digit percentage compared to the prior- year quarter due to lower sales volumes and lower indexed-based prices. In a challenging macro industrial environment, sales volumes were slightly lower as the business realized the benefit of share gains. Sales volumes were lower mostly in the U.S. and Europe partially offset by improvement in the Asia-Pacific region. Sales in several product categories were above prior-year levels, including solid growth in heavy duty equipment and transportation. The most pronounced weakness was in kitchen and bakeware, consumer electronics, and extrusion.
Packaging coatings organic sales increased by a double-digit percentage compared to the prior-year quarter with higher sales volumes partially offset by lower index-based prices. Results reflect the positive momentum from share gains in the U.S. and Canada, the Asia Pacific region and Europe, including those in aided by expanding regional regulations. Globally, beverage and food packaging demand is solid, and PPG sales volume growth is outpacing the market.
Specialty products organic sales were flat compared to the prior-year quarter with higher sales volumes in Europe offset by lower sales volumes in the United States.
Segment income was $233 million, an increase of 17% versus the prior year, driven by higher sales volumes, cost-control actions and manufacturing efficiencies, partially offset by lower index-based selling prices and the unfavorable impact of the divestiture of the silicas products business.
Nine Months Ended September 30, 2025
Industrial Coatings segment net sales decreased due to the following:
● Divestiture-related sales (-4%)
● Lower index-based selling prices (-1%)
Partially offset by:
● Higher sales volumes (+1%)
Automotive OEM coatings organic sales decreased slightly year over year. Sales volumes decreased in the U.S. and Europe, partially offset by sales volume growth in China and Latin America.
In the industrial coatings business, organic sales decreased by a low single-digit percentage year over year, driven by lower index-based prices. Sales volumes increased slightly due to higher sales volumes in Latin America.
Packaging coatings organic sales increased by a mid-single-digit percentage year over year due to higher sales volumes in all regions, partially offset by lower index-based prices.
Specialty products organic sales increased by a low single-digit percentage year over year primarily due to higher sales volumes.
Segment income was $675 million, a decrease of 5% versus the prior year, primarily due to lower index-based selling prices and the unfavorable impact of the divestiture of the silicas products business, partially offset by higher sales volumes, cost-control actions and manufacturing efficiencies.
Looking Ahead
The Industrial Coatings segment is expected to outperform the market in the fourth quarter, with share gains in automotive OEM, packaging and industrial coatings yielding benefits. As a result, fourth quarter aggregate organic sales for the segment are anticipated to be in the range of flat to a positive low single-digit percentage compared to the fourth quarter 2024.
Tariff Impact and Mitigation
PPG is impacted by the economic and political conditions in the markets we serve, which includes effects related to the imposition and magnitude of tariffs. The current global macroeconomic environment is highly dynamic, and we continue to monitor changes to tariffs and the corresponding impacts on our business. PPG did not experience a significant decrease in customer demand, significant increase in raw material costs, or other significant adverse impacts related to tariffs during the first nine months of 2025. The Company continues to monitor overall economic demand and customer order patterns and is prepared to take actions intended to mitigate adverse impacts, as necessary, through supply chain contingency plans, pricing actions, and/or cost reduction actions.

Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.9 billion and $1.4 billion at September 30, 2025 and December 31, 2024, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's ability to access the capital markets will be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and contractual obligations.
Cash from operating activities - continuing operations
Cash from operating activities - continuing operations for the nine months ended September 30, 2025 and 2024 was $1,047 million and $1,056 million, respectively. The $9 million decrease was primarily due to lower income from continuing operations offset by lower cash tax payments compared to the prior year.
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

($ in millions, except percentages)	September 30, 2025	December 31, 2024	September 30, 2024
Trade receivables, net	$3,137	$2,477	$2,895
Inventories, FIFO	2,363	2,015	2,221
Trade creditors’ liabilities	2,298	2,161	2,336
Operating working capital	$3,202	$2,331	$2,780
Operating working capital as a % of sales	19.6%	15.6%	17.2%
Days sales outstanding	63	51	59
Environmental

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Cash outlays for environmental remediation activities	$8	$6	$18	$19

($ in millions)	Remainder of 2025	Annually 2026 - 2029
Projected future cash outlays for environmental remediation activities	$10 - $25	$20 - $60
Cash used for investing activities - continuing operations
Cash used for investing activities - continuing operations for the nine months ended September 30, 2025 and 2024 was $417 million and $501 million, respectively. The $84 million decrease in cash used for investing activities was primarily due to lower capital expenditures compared to the prior year.
Total capital spending is expected to be approximately $725 million to $775 million in 2025 in support of future organic growth opportunities.
Cash used for financing activities - continuing operations
Cash used for financing activities - continuing operations for the nine months ended September 30, 2025 and 2024 was $269 million and $617 million, respectively. The $348 million decrease in cash used for financing activities was primarily due to the proceeds from the issuance of long-term debt, partially offset by higher purchases of treasury stock.
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
In July 2023, PPG amended and restated its five-year credit agreement (the "Credit Agreement") dated as of August 30, 2019, extending the term through July 2028. In October 2025, PPG amended the Credit Agreement to extend its maturity as to certain commitments. The amended Credit Agreement provides for a $2.3 billion unsecured revolving credit facility, of which $2,148 million of the total commitment has a term through July 2029 and $152 million of the total commitment has a term through July 2028. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of September 30, 2025 and December 31, 2024.
The Term Loan and the Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan and the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of September 30, 2025, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 47%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of September 30, 2025 and December 31, 2024.
Other Debt Issued and Repaid
In March 2025, PPG completed a public offering of €900 million 3.250% Notes due 2032. Refer to Note 7, “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.
In June 2025, PPG's €300 million 1.875% notes matured, and the Company repaid this obligation using cash on hand.
Other Liquidity Information
Restructuring
Aggregate restructuring savings were approximately $20 million in the third quarter 2025. Total restructuring savings are expected to be approximately $75 million in 2025. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 6, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to restructuring actions of approximately $80 million to $100 million in 2025.
Currency
Comparing spot exchange rates at September 30, 2025 and at December 31, 2024, the U.S. dollar weakened against the currencies of many countries within the regions PPG operates, most notably the Mexican peso and the euro. As a result, consolidated net assets at September 30, 2025 increased by $849 million compared to December 31, 2024.
Comparing average exchange rates during the first nine months of 2025 to those of the first nine months of 2024, the U.S. dollar strengthened against the currencies of many countries where PPG operates, including the Mexican peso. This had an unfavorable impact on Income before income taxes for the nine months ended September 30, 2025 of $19 million from the translation of these foreign earnings into U.S. dollars.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. Certain foreign currency forward contracts outstanding during 2025 and 2024 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts were net assets of $37 million and net liabilities of $53 million as of September 30, 2025 and December 31, 2024, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $487 million for the nine months ended September 30, 2025 and $429 million for the year ended December 31, 2024.
PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $375 million as of both September 30, 2025 and December 31, 2024. The fair value of these contracts were net assets of $11 million and $50 million as of September 30, 2025 and December 31, 2024, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $41 million and $31 million at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, PPG had non-U.S. dollar denominated borrowings outstanding of $4.7 billion and $3.3 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $535 million at September 30, 2025 and $369 million at December 31, 2024.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both September 30, 2025 and December 31, 2024. The fair values of these contracts were liabilities of $7 million and $16 million as of September 30, 2025 and December 31, 2024, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased annual interest expense by $3 million and $5 million for the periods ended September 30, 2025 and December 31, 2024, respectively. Considering the debt balance outstanding at September 30, 2025 and December 31, 2024, a 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $3 million for both the periods ended September 30, 2025 and December 31, 2024. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $77 million at both September 30, 2025 and December 31, 2024; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2024 to September 30, 2025. Refer to Note 12, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
PPG intends to vigorously enforce its rights under the Separation Agreement and Contribution Agreement and to hold Westlake accountable for any damages PPG suffers as a result of Westlake’s breach of contract. A bench trial for the PPG Lawsuit was held in the Delaware Court of Chancery in May 2025. The court ordered post-trial briefing, and a final oral argument was held in July 2025. PPG expects the trial court to issue its final decision before the end of 2025. PPG believes the risk of loss associated with this matter is remote.
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
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2025:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
July 2025
Repurchase program	—	$—	—	21,125,333
August 2025
Repurchase program	—	$—	—	20,037,065
September 2025
Repurchase program	1,385,977	$108.31	1,385,977	19,775,561
Total quarter ended September 30, 2025
Repurchase program	1,385,977	$108.31	1,385,977	19,775,561
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.
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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheet at September 30, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2025 and 2024, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	October 29, 2025	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)