Form 10-K
period 2025-12-31
PPG INDUSTRIES INC
filed 2026-02-19
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes   ☒    No   ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2025, was $25,642 million.
As of January 31, 2026, 223,494,714 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $25,824 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of PPG Industries, Inc. Proxy Statement for its 2025 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year, are incorporated herein by reference into Part III of this report.
2025 PPG ANNUAL REPORT AND FORM 10-K 1

PPG INDUSTRIES, INC.
AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” “Registrant,” “we,” “us” and “our” refer to PPG Industries, Inc. and its subsidiaries, taken as a whole, unless the context indicates otherwise.

2025 PPG ANNUAL REPORT AND FORM 10-K 2

Part I
Item 1. Business
PPG Industries, Inc. manufactures and distributes a broad range of paints, coatings and specialty products. PPG was incorporated in Pennsylvania in 1883. PPG’s vision is to be the first-choice partner to meet our customers’ evolving needs for innovative paints, coatings and surface solutions to protect and beautify the world.
PPG has a proud heritage with a demonstrated commitment to innovation, sustainability, community engagement and development of leading-edge paint, coatings and specialty products. Through dedication and industry-leading expertise, we solve our customers’ biggest challenges, collaborating closely to find the right path forward. PPG is a global leader that markets and sells in more than 50 countries.
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
PPG’s business is comprised of three reportable business segments:
•Global Architectural Coatings: Leverages leading trusted brands and its world-class distribution networks to provide sustainable do-it-yourself (DIY), trade and retail high-performance solutions to customers across key geographies
•Performance Coatings: Delivers highly-specified, differentiated products and services that enhance customer productivity, focused on aftermarket and select original equipment manufacturers to maximize profitable growth
•Industrial Coatings: Provides direct-to-factory technology-advantaged solutions integrated into original equipment manufacturer customers’ operations that support their global expansion, sustainability and productivity goals.
Further information related to the three reportable business segments is summarized below.
2025 PPG ANNUAL REPORT AND FORM 10-K 3

GLOBAL ARCHITECTURAL COATINGS

Strategic Business Unit	Products	Primary Customers / End-uses	Main Distribution Methods	Primary Brands
Architectural Coatings Latin America and Asia Pacific	Paints, wood stains, adhesives, sealants and purchased sundries	Painting and maintenance contractors and consumers for decoration and maintenance of residential and commercial building structures	Company-owned stores, home centers and other regional or national consumer retail outlets, paint dealers, concessionaires, independent distributors and direct to consumers	COMEX®, PPG®, GLIDDEN®, MERIDIAN®, POLYFORM®, RENNER®, TAUBMANS®, TIKKURILA® and WHITE KNIGHT®
Architectural Coatings Europe, Middle East and Africa (EMEA)				SIGMA®, HISTOR®, SEIGNEURIE®, GUITTET®, PEINTURES GAUTHIER®, RIPOLIN®, JOHNSTONE’S®, LEYLAND®, PRIMALEX®, DEKORAL®, TRILAK®, GORI®, BONDEX®, DANKE!® and TIKKURILA®

Segment Overview	This reportable business segment primarily supplies a variety of decorative coatings, adhesives, sealants and finishes along with paint strippers, stains and related chemicals.
Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity, distribution and brand recognition
Global Competitors	Akzo Nobel N.V., Hempel A/S, Nippon Paint, the Jotun Group, The Sherwin-Williams Company
Principal Manufacturing and Distribution Facilities	Amsterdam, Netherlands; Birstall, United Kingdom; Debica, Poland; Mexico City, Mexico; Moreuil, France; Nykvarn, Sweden; Ruitz, France; San Juan del Rio, Mexico; Tepexpan, Mexico; Tepotzotlan, Mexico; Vantaa, Finland; and Wroclaw, Poland.

2025 PPG ANNUAL REPORT AND FORM 10-K 4

PERFORMANCE COATINGS

Strategic Business Unit	Products	Primary Customers / End-uses	Main Distribution Methods	Primary Brands
Aerospace Coatings	Coatings, sealants, transparencies, adhesives, engineered materials, packaging and chemical management services for the aerospace industry	Commercial, military, regional jet and general aviation aircraft	Direct to customers and company-owned distribution network	PPG®
Automotive Refinish Coatings	Coatings, solvents, adhesives, sealants, purchased sundries, digital solutions and paint films	Automotive and commercial transport/fleet repair and refurbishing, light industrial coatings and specialty coatings for signs	Independent distributors and direct to customers	PPG®, COLAD®, FINIXA® SEM®, SPRINT®
Protective and Marine Coatings	Coatings and finishes for the protection of metals and structures	Metal fabricators, heavy duty maintenance contractors and manufacturers of ships, bridges and rail cars	Direct to customers, company-owned architectural coatings stores, independent distributors and concessionaires	PPG®, SIGMA®
Traffic Solutions	Paints, thermoplastics, raised pavement markers and other advanced technologies for pavement marking	Government, commercial infrastructure, painting and maintenance contractors	Direct to customers, government agencies and independent distributors	Ennis-Flint®

Segment Overview	This reportable business segment primarily supplies a variety of protective coatings, adhesives, sealants and finishes along with pavement marking products and related chemicals, transparencies and paint films.
Alliances	PPG has an established alliance with Asian Paints Ltd. to serve certain automotive refinish customers in India.
Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity, distribution and brand recognition
Global Competitors	Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Hempel A/S, Kansai Paints, the Jotun Group, Nippon Paint, RPM International Inc., The Sherwin-Williams Company and 3M Company
Principal Manufacturing and Distribution Facilities	Clayton, Australia; Delaware, Ohio; Deurne, Belgium; Ennis, Texas; Gonfreville, France; Greensboro, North Carolina; Huntsville, Alabama; Kunshan, China; Little Rock, Arkansas; Milan, Italy; Mojave, California; Nykvarn, Sweden; Ontario, Canada; Ostrow Wielkopolski, Poland; Ruitz, France; Shildon, United Kingdom; Sylmar, California; Stowmarket, United Kingdom; Tepexpan, Mexico; Ulsan, South Korea; and Wroclaw, Poland.
2025 PPG ANNUAL REPORT AND FORM 10-K 5

INDUSTRIAL COATINGS

Strategic Business Unit	Products	Primary Customers / End-uses	Main Distribution Methods	Primary Brands
Automotive OEM(a) Coatings	Specifically formulated coatings, adhesives and sealants, metal pretreatments and paint films; technical services and coatings applications	Automotive original equipment manufacturers and tier supplier network, including combustion engine, commercial, and electric vehicles, and automotive parts and accessories, including battery-related components; On-site coatings services within several customer manufacturing locations as well as at regional service centers.	Direct to manufacturing companies and various coatings applicators	PPG®
Industrial Coatings	Specifically formulated coatings, adhesives and sealants and metal pretreatments	Appliances, agricultural and construction equipment, consumer electronics, building products (including residential and commercial construction), kitchenware, transportation vehicles and numerous other finished products.
Packaging Coatings	Specifically formulated coatings	Metal cans, closures, and plastic and aluminum tubes for food, beverage and personal care, and promotional and specialty packaging
Specialty Products	TESLIN® substrate, Organic Light Emitting Diode (OLED) materials, optical lens materials and photochromic dyes	TESLIN® - Labels, including blood bag labels, e-passports, drivers’ licenses, breathable membranes, loyalty cards and identification cards
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

Alliances
PPG has established alliances with:
•Kansai Paints to serve Japanese-based automotive OEM customers in North America and Europe
•Asian Paints to serve certain automotive OEM and industrial coatings customers in India

Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity and distribution.
Global Competitors	Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Kansai Paints, Nippon Paint and The Sherwin-Williams Company
Principal Manufacturing and Distribution Facilities	Barberton, Ohio; Busan, South Korea; Cheonan, South Korea; Cieszyn, Poland; Circleville, Ohio; Cleveland, Ohio; Monroeville, Pennsylvania; Oak Creek, Wisconsin; Quattordio, Italy; San Juan del Rio, Mexico; Springdale, Pennsylvania; Sumaré, Brazil; Weingarten, Germany; and Tianjin and Zhangjiagang, China.

Research and Development

($ in millions, except percentages)	2025	2024	2023
Research and development costs, including depreciation of research facilities	$446	$447	$446
% of annual net sales	2.8%	2.8%	2.7%
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
2025 PPG ANNUAL REPORT AND FORM 10-K 6

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
Raw Materials, Energy and Logistics
PPG uses a wide variety of complex raw materials that serve as the building blocks of our manufactured products. The Company’s most significant raw materials include resins, solvents, reactants, titanium dioxide, additives, epoxy and pigments. Raw materials include both organic, primarily petroleum-derived, materials and inorganic materials, including titanium dioxide. Raw materials represent PPG’s single largest production cost component.
Most of the raw materials and energy used in production are purchased from outside sources, and the Company has made, and continues to make, supply arrangements to meet our planned operating requirements for the future. Supply of critical raw materials and energy is managed by establishing contracts with multiple sources and identifying alternative materials or technology whenever possible. In connection with our decarbonization efforts undertaken to meet customer requirements, we continue to increase the amount of renewable energy secured for our operating facilities, and we are increasingly evaluating alternative raw materials that offer sustainable benefits and support the circular economy, including recycled and renewable feedstocks. Prices for certain of our raw materials typically fluctuate with energy prices and global supply and demand changes; however, pricing may be impacted by the fact that the manufacture of our raw materials is several steps downstream from crude oil, natural gas, and other key feedstocks.
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
We typically experience fluctuating prices for energy and raw materials driven by various factors, including changes in supplier feedstock costs and inventories, global industry activity levels, foreign currency exchange rates, government regulation, tariffs, and global supply and demand factors. Despite the impact of previously enacted tariffs, anti-dumping duties and significant uncertainty related to global tariff rates and policies throughout 2025, raw material costs were generally stable during the year and did not change significantly compared to 2024. In 2026, raw material costs are expected to continue to remain relatively flat compared to 2025.
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
Our Supplier Sustainability Policy and our Human Rights Policy build upon our Global Supplier Code of Conduct by establishing expectations for sustainability within our operations and our supply chain. These policies reinforce our expectations that our suppliers, as well as their subcontractors, will comply fully with applicable laws and adhere to internationally recognized environmental, social and corporate-governance standards.
Global Operations
PPG has significant non-U.S. operations. This broad geographic footprint serves to lessen the significance to us of economic impacts occurring in any one region of the world. As a result of our global footprint, we are subject to certain inherent risks, including economic and political conditions in international markets, trade protection measures and fluctuations in foreign currency exchange rates. During 2025, foreign currency translation increased Net sales by $137 million and decreased Income before income taxes by $8 million.
Refer to Note 20, “Revenue Recognition” in Item 8 of this Form 10-K for additional geographic information pertaining to sales and Note 21, “Reportable Business Segment Information” in Item 8 of this Form 10-K for geographic information related to PPG’s property, plant and equipment.
2025 PPG ANNUAL REPORT AND FORM 10-K 7

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
Human Capital
As of December 31, 2025, PPG employed approximately 43,500 people, of which approximately 11,000 were in the United States and approximately 32,500 were elsewhere in the world. The Company has numerous collective bargaining agreements throughout the world. We observe local customs, laws and practices in labor relations when negotiating collective bargaining agreements. There were no significant work stoppages in 2025. While we have experienced occasional work stoppages and may experience some work stoppages in the future, we believe that we will be able to negotiate all labor agreements on satisfactory terms. To date, these work stoppages have not had a significant impact on our results of operations. Overall, we believe we have good relationships with our employees.
The PPG Way is a set of behaviors that enables, empowers and engages each employee to fully live our values and realize our full potential as an organization. It guides our employees and leaders as we strive to achieve our purpose of protecting and beautifying the world. Employee engagement is a measure of the extent to which our employees are involved in, enthusiastic about, and committed to our work and workplace. In 2025, employee engagement remained strong, with our October 2025 engagement survey showing consistently high levels of engagement across the workforce, supporting the organizational health required to deliver the Company’s long term growth strategy.
Our human capital management strategies provide the foundation for our teams to thrive and deliver exceptional performance. These strategies in the areas of culture and purpose, employee engagement, development and pay equity are overseen by the Board of Directors, including its Human Capital Management and Compensation Committee. We are committed to ensuring our employees are safe, healthy, enabled, engaged and valued for the unique talents they bring to PPG. We believe that having quality dialogue with our people, recognizing the value they bring and championing an authentic culture generates engaged employees and a company that is more innovative, productive and competitive. Our focus on and investment in learning and development are crucial to ensuring we keep our people engaged, productive and successful at every stage of their careers. We are committed to promoting from within wherever possible while also bringing in new ideas, thoughts and insights.
One of PPG’s greatest strengths is our people. Their talents and unique perspectives enable us to meet challenges quickly, creatively and effectively, providing a significant competitive advantage in today’s global economy. To ensure our people feel valued and respected, we are committed to providing a workplace that embraces a culture of collaboration and is free from harassment and bullying.
Our environmental, health and safety policy and standards define our expectations, and we implement programs and initiatives to reduce health and safety risk in our operations. We measure progress against our health and safety goals using the injury and illness rate, which is calculated as the number of illness and injury incidents per 200,000 work hours. For 2025, our injury and illness rate was 0.22.
More information about PPG’s human capital management strategies and our workforce can be found in the Proxy Statement for our 2026 Annual Meeting of Shareholders and in our Sustainability Report located at http://sustainability.ppg.com.
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
Our dedication to innovation is intertwined with sustainability. In 2025, PPG continued to innovate and deliver sustainably-advantaged solutions based on our customers’ desire to improve their productivity and to reduce overall value chain
2025 PPG ANNUAL REPORT AND FORM 10-K 8

environmental impacts. Our products contribute to lighter, more fuel-efficient vehicles, airplanes and ships, and they help our customers reduce their energy consumption, conserve water and reduce waste. These products include compact automotive paint processes and low temperature cure capabilities that save energy and reduce water usage at customer manufacturing sites; sustainably-advantaged waterborne coatings formulations; sustainably-advantaged powder coatings; lightweight sealants and coatings for aircraft; coatings that cool surfaces; coatings for recyclable metal packaging; antimicrobial products; coatings that contain reduced materials of concern; architectural coatings that contain lower carbon content raw materials; and solutions for autonomous and battery-powered vehicles. For the year ended December 31, 2025, 43% of sales were from sustainably-advantaged products and processes that we have defined as addressing multiple sustainability benefits, including lower emissions, lower toxicity, energy efficiency, use of renewable raw materials or extending durability.
PPG is committed to using resources efficiently and integrating sustainability throughout our entire value chain to drive productivity improvements, including continued focus on reducing greenhouse gas emissions, water withdrawal and total energy use. In 2023, PPG announced its near-term 2030 sustainability goals, including greenhouse gas (“GHG”) emissions targets that have been validated by the Science Based Targets initiative. PPG’s 2030 sustainability goals include a commitment to reduce absolute emissions from its own operations (scope 1 and 2) by 50% by 2030 from a 2019 base year and to reduce absolute scope 3 GHG emissions from purchased goods and services, processing of sold products, and end-of-life treatment of sold products by 30% within the same timeframe.
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
In addition to the $206 million currently reserved for environmental remediation efforts, we may be subject to loss contingencies related to environmental matters estimated to be approximately $100 million to $200 million. These reasonably possible unreserved losses relate to environmental matters at a number of sites, none of which are individually significant. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.
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

($ in millions)	2025	2024	2023
Capital expenditures for environmental control projects	$19	$24	$26
We believe that the amount spent on capital expenditures for environmental control projects in 2026 will be similar to 2025. Actual future capital expenditures may differ from expectations due to the inherent uncertainties involved in estimating future environmental remediation compliance costs, including possible technological, regulatory and enforcement developments, the results of environmental studies and other factors.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 9

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
PPG continues to undertake actions to maintain supply arrangements adequate to meet planned operating requirements. However, raw material supply chain disruptions, including logistical and transportation challenges, could adversely impact our ability to procure raw materials. An inability to obtain certain critical raw materials has adversely impacted our ability to produce certain products in the past and could do so in the future. Additionally, the cost of raw materials fluctuates due to a number of factors, including changes in supplier feedstock costs and inventories, changes in the production capacity of suppliers, global industry activity levels, foreign currency exchange rates, government regulation, tariffs, export constraints and global supply and demand factors, any of which could increase raw material costs. If raw material costs increase and we are unable to offset these higher costs in a timely manner, our Income from continuing operations and Cash from operating activities would be adversely impacted.
The pace of economic growth and level of economic and geopolitical uncertainty could have a negative impact on our results of operations and cash flows.
Demand for our products and services depends, in part, on the general economic conditions affecting the countries and markets in which we do business. Weak economic conditions in certain geographies and changing supply and demand balances in the markets we serve have negatively impacted demand for our products and services in the past and may do so in the future. There is a high level of uncertainty surrounding future global economic conditions due to a number of factors, including the impact of fluctuating interest rates, geopolitical uncertainty, including the international impacts of the ongoing wars in Ukraine and increasing tensions between China and the United States, commodity market volatility, potential changes to international trade agreements, the imposition of tariffs and the threat of additional tariffs, and labor shortages in certain regions of the world. PPG provides products and services to a variety of end-use markets in many geographies. This broad end-use market exposure and expanded geographic presence lessens the significance of any individual decrease in activity levels; nonetheless, lower demand levels may result in lower sales, which would adversely impact Income from continuing operations and Cash from operating activities.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 10

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
2025 PPG ANNUAL REPORT AND FORM 10-K 11

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
As a multinational corporation, we are subject to various taxes in both the U.S. and non-U.S. jurisdictions. Due to economic and political conditions, tax rates in these various jurisdictions may be subject to significant changes. For example, a number of countries have enacted legislation to implement the Organisation for Economic Co-operation and Development’s global minimum tax standards (referred to as Pillar 2), which has caused an increase to our effective tax rate. Our effective income tax rate is also affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, the introduction of new taxes and changes in tax laws or their interpretation. If our effective income tax rate were to increase, our Cash from operating activities, financial condition and results of operations would be adversely affected. Although we believe that our tax filing positions are appropriate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our Cash from operating activities, financial condition and results of operations.
Operational and Strategic Risks
Our international operations expose us to additional risks and uncertainties that could affect our financial results.
PPG has a significant investment in global operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region. Notwithstanding the benefits of geographic diversification, our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our operations outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. Recently, there has been an increase in global geopolitical uncertainty due to a number of factors, including the international impacts of the ongoing war in Ukraine and increasing tensions between China and the United States. In 2024, PPG completed the divestiture of its U.S. and Canada Architectural Coatings business, which further increases the percentage of sales recognized outside the U.S. During 2025, approximately 70% of the Company’s total net sales were recognized outside of the United States.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 12

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
We are incorporating artificial intelligence technologies into our research, products, services and processes. These technologies may present business, operational, compliance and reputational risks.
Artificial intelligence (“AI”) and machine-learning technology continue to advance rapidly, presenting both opportunities and risks. If we cannot incorporate these rapidly advancing technologies as quickly or effectively as other companies, our competitive position and business results may suffer. Incorporation of these new technologies into our processes may result in new or expanded risks, including risks related to regulatory compliance, litigation, ethical concerns, confidentiality or cybersecurity, among other factors that could potentially adversely impact our business, reputation and financial results. The use of AI in the development of our products and services could increase the risk of loss or theft of our intellectual property and could subject us to incremental risks related to data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our stakeholders, our reputation and our business. Additionally, we face risks of competitive disadvantage if our competitors are able to more effectively use AI to create products or services at a lower cost or higher quality compared to PPG’s competing products or services.
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
Our business relies on continued global demand for our brands and products. To achieve our business goals, we must develop and sell products that appeal to customers. This is dependent on a number of factors, including our ability to produce and deliver products that meet the quality, performance and price expectations of our customers and our ability to develop effective sales, advertising and marketing programs.
We believe the automotive industry will experience significant and continued change in the coming years, including an increase in the production of electric vehicles. Vehicle manufacturers continue to develop new safety features such as collision avoidance technology and self-driving vehicles that may reduce vehicle collisions in the future, potentially
2025 PPG ANNUAL REPORT AND FORM 10-K 13

lowering demand for our automotive refinish coatings. In addition, through the introduction of new technologies, new business models or new methods of travel, such as ridesharing, the number of automotive OEM new-builds may decline, potentially reducing demand for our automotive OEM coatings and related automotive parts.
PPG is committed to developing and selling sustainably-advantaged products, which are designed to help our customers achieve their business and sustainability goals, including by reducing the amount of materials used in their processes. We expect that our focus on sustainably-advantaged products will drive future sales growth; however, as customers transition to sustainably-advantaged products, this could adversely impact our sales volumes as customers may require a lower quantity of our products due to reduced customer waste, extended durability and other similar impacts of using our sustainably-advantaged products.
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
PPG is currently under contract to supply transparencies, coatings and sealants for use on existing and new commercial, general aviation and military aircraft manufactured by many of the largest global and regional aerospace manufacturers. Our aerospace business is currently experiencing a backlog resulting in product shortages to certain of our customers. In addition, many of our contracts contemplate production increases over the next several years. If we fail to meet production targets and commitments, or encounter difficulty or unexpected costs in meeting such levels, it could have an adverse effect on our reputation, business, operating results, or financial condition. Similarly, to the extent demand for our products increases rapidly and significantly in future periods, we may not be able to ramp up production quickly enough to meet the demand, which could result in production delays at our customers, lost opportunities for growth and adversely affect our business, financial condition, results of operations or competitive position. Additionally, delivery delays by us due to production interruptions or delays may subject us to liability from customer claims that such delay resulted in losses to the customer.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 14

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
The PPG Board of Directors (the “Board”) has overall responsibility for the oversight of risk management at PPG, which includes cybersecurity risks. The Audit Committee of the Board (the “Audit Committee”), is responsible for oversight of the Company’s enterprise risk management (“ERM”) program which provides oversight and governance of all of the Company’s operational and financial risks, including risks from cybersecurity threats to the Company. The Audit Committee receives bi-annual reports and periodic briefings on cybersecurity matters, including key risks to the Company, recent developments, and risk mitigation activities from our Vice President and Chief Information Officer (“CIO”) and our Chief Information Security Officer (“CISO"), who are both responsible for overseeing our cybersecurity program. In addition, the full Board receives bi-annual briefings from our CIO on our cybersecurity program. The Board and the Audit Committee also periodically review the results of exercises performed by our advisors as part of an independent assessment of PPG’s cybersecurity program and internal preparedness.
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
PPG maintains an internal communication hierarchy that is designed to communicate the occurrence of certain cybersecurity events and/or incidents into our systems to our CISO, our CIO, our company crisis response team, and, as appropriate, to certain members of senior management. This communication hierarchy includes protocols for informing the Audit Committee and the full Board of certain cybersecurity events or incidents and for determining the materiality thereof.
Item 2. Properties
PPG’s corporate headquarters is located in the United States in Pittsburgh, Pa. The Company’s manufacturing facilities, sales offices, research and development centers and distribution centers are located throughout the world. Refer to Item 1. “Business” of this Form 10-K for the principal manufacturing and distribution facilities by reportable business segment.
The Company’s principal research and development centers are located in Allison Park, Pa.; Burbank, Ca.; Cleveland, Oh.; Monroeville, Pa.; Oak Creek, Wi.; Springdale, Pa.; Sylmar, Ca.; Amsterdam, Netherlands; Bangplee, Thailand; Cheonan, Republic of Korea; Clayton, Australia; Ingersheim, Germany; Marly, France; Milan, Italy; Sumare, Brazil; Tepexpan, Mexico; Tianjin, China; Vantaa, Finland; Wroclaw, Poland; and Zhangjiagang, China.
Our headquarters, certain distribution centers and substantially all company-owned paint stores are located in facilities that are leased while our other facilities are generally owned. Our facilities are considered to be suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.
2025 PPG ANNUAL REPORT AND FORM 10-K 15

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
2025 PPG ANNUAL REPORT AND FORM 10-K 16

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
PPG intends to vigorously enforce its rights under the Separation Agreement and Contribution Agreement and to hold Westlake accountable for any damages PPG suffers as a result of Westlake’s breach of contract. A bench trial for the PPG Lawsuit was held in the Delaware Court of Chancery in May 2025. The court ordered post-trial briefing, and a final oral argument was held in July 2025. PPG expects the trial court to issue its final decision in 2026. PPG believes the risk of loss associated with this matter is remote.
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company, see Note 15, “Commitments and Contingent Liabilities” to the accompanying consolidated financial statements in Part I, Item 8 of this Form 10-K.
Information About Our Executive Officers
Set forth below is information related to the Company’s executive officers as of February 19, 2026.

Name	Age	Title
Timothy M. Knavish (a)	60	Chairman and Chief Executive Officer since October 2023
Joseph R. Gette (b)	53	Senior Vice President, General Counsel and Secretary since January 2026
Vincent J. Morales (c)	60	Senior Vice President and Chief Financial Officer since March 2017
Alisha E. Bellezza (d)	50	Senior Vice President, Automotive Coatings since March 2024
K. Henrik Bergström (e)	53	Senior Vice President, Global Architectural Coatings since May 2023
Kevin D. Braun (f)	57	Senior Vice President, Operations since October 2024
Amy R. Ericson (g)	60	Senior Vice President, Protective and Marine Coatings since January 2023
Anne M. Foulkes (h)	63	Senior Vice President, Law and Special Projects since January 2026
Chancey E. Hagerty (i)	52	Senior Vice President, Automotive Refinish Coatings since May 2023
Juliane M. Hefel (j)	50	Senior Vice President, Industrial Coatings and Specialty Products since January 2025
Robert L. Massy (k)	48	Senior Vice President and Chief Human Resources Officer since March 2024
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
(b)Mr. Gette served as Vice President, Deputy General Counsel and Secretary from June 2022 through December 2025. Previously, Mr. Gette served as Assistant General Counsel, Mergers and Acquisitions and Securities from 2018 to 2022.
(c)Mr. Morales served as Vice President, Finance from June 2016 through February 2017. From June 2015 through June 2016, he served as Vice President, Investor Relations and Treasurer and from October 2007 through May 2015 he served as Vice President, Investor Relations.
(d)Ms. Bellezza served as Vice President, Global Automotive Coatings from July 2023 to through February 2024. She joined PPG in 2023 from Chemours where she served as President, Thermal and Specialized Solutions and prior to that as Vice President, Global Sales, Commercial Operations and Supply Chain from 2018 to 2020 and as Vice President, Treasurer and Head of Investor Relations from 2016 to 2018.
(e)Mr. Bergström served as Vice President, Architectural Coatings, Latin America, EMEA and Asia Pacific from February 2022 through April 2023 and as Vice President Architectural Coatings, Latin America from April 2017 through January 2022.
2025 PPG ANNUAL REPORT AND FORM 10-K 17

(f)Mr. Braun served as Senior Vice President, Industrial Coatings Segment from May 2023 through September 2024, Vice President, Global Industrial Coatings from January 2020 through April 2023 and as Vice President, Industrial Coatings, Americas from September 2013 through December 2019.
(g)Ms. Ericson served as Senior Vice President, Packaging Coatings from July 2018 through December 2022. She served as President of SUEZ Chemical Monitoring and Solutions from 2017 until 2018, President of General Electric Water Services Company from 2015 to 2017 and President and Chief Executive Officer of Alstom SA’s U.S. business from 2013 to 2015.
(h)Ms. Foulkes served as Senior Vice President and General Counsel from September 2018 to December 2025, Vice President and Associate General Counsel and Secretary from March 2016 through July 2018 and Assistant General Counsel and Secretary from April 2011 through February 2016.
(i)Mr. Hagerty served as Vice President, Global Automotive Refinish Coatings from January 2020 through April 2023 and as Vice President, Global Industrial Coatings from January 2019 through December 2019.
(j)Ms. Hefel served as Vice President, Specialty Coatings and Materials from November 2023 through December 2025. Ms. Hefel joined PPG in September 2022 from Henkel where she served as Corporate Vice President, Automotive OEM Business Americas and prior to that as Vice President, Acoustics and Structurals Business, North America and Mexico.
(k)Mr. Massy joined PPG in March 2024 from Westinghouse Electric Company where he served as Executive Vice President, Chief Administrative Officer and Chief Human Resources Officer. Prior to Westinghouse, Mr. Massy served as Global Head of Talent and Development at Weatherford International.
Item 4. Mine Safety Disclosures
Not Applicable.
2025 PPG ANNUAL REPORT AND FORM 10-K 18

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

Issuer Purchases of Equity Securities - Fourth Quarter 2025
Month	Total Number of Shares Purchased	Avg. Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Max. Number of Shares That May Yet Be Purchased Under the Programs(1)
October 2025
Repurchase program	—	$—	—	21,264,544
November 2025
Repurchase program	119,832	$100.16	119,832	20,657,807
December 2025
Repurchase program	858,658	$102.41	858,658	19,311,666
Total quarter ended December 31, 2025
Repurchase program	978,490	$102.13	978,490	19,311,666
(1)In April 2024, PPG’s Board of Directors approved a $2.5 billion share repurchase plan. The remaining shares yet to be purchased under the program have been calculated using PPG’s closing stock price on the last business day of the respective month. The repurchase program does not have an expiration date.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2025 and 2024. A discussion of changes in our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K, filed with the Securities and Exchange Commission on February 20, 2025.
Highlights
Net sales of approximately $15.9 billion in 2025 were flat compared to 2024, with higher selling prices, sales volume growth and favorable foreign currency translation offset by the impact of divestitures.
Income before income taxes was $2,045 million in 2025, an increase of $193 million compared to the prior year. This increase was primarily due to lower business restructuring charges and impairment and other related charges, higher selling prices, improved manufacturing productivity and restructuring savings, partially offset by the impact of unfavorable sales mix and overhead and other cost inflation.
Performance Overview
Net Sales by Region

			% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024
United States and Canada	$5,372	$5,352	0.4%
Europe, Middle East and Africa (EMEA)	5,368	5,386	(0.3)%
Asia Pacific	2,937	2,912	0.9%
Latin America	2,198	2,195	0.1%
Total	$15,875	$15,845	0.2%
Net sales increased $30 million due to the following:
● Higher selling prices (+1%)
● Higher sales volumes (+1%)
● Favorable foreign currency translation (+1%)
2025 PPG ANNUAL REPORT AND FORM 10-K 19

Partially offset by:
● Divestitures (-3%)
For specific business results, see the Performance of Reportable Business Segments section within Item 7 of this Form 10-K.
Cost of sales, exclusive of depreciation and amortization

			% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024
Cost of sales, exclusive of depreciation and amortization	$9,316	$9,252	0.7%
Cost of sales as a % of net sales	58.7%	58.4%	0.3%
Cost of sales, exclusive of depreciation and amortization, increased $64 million due to the following:
● Wage and other cost inflation
● Higher sales volumes
● Unfavorable foreign currency translation
Partially offset by:
● Increased manufacturing productivity
● Divestitures
Selling, general and administrative expenses

			% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024
Selling, general and administrative expenses	$3,439	$3,391	1.4%
Selling, general and administrative expenses as a % of net sales	21.7%	21.4%	0.3%
Selling, general and administrative expenses increased $48 million primarily due to:
● Wage and other cost inflation
● Unfavorable foreign currency translation
Partially offset by:
● Restructuring savings
● Divestitures
Depreciation

			% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024
Depreciation	$403	$360	11.9%
Depreciation as a % of net sales	2.5%	2.3%	0.2%
Depreciation increased $43 million primarily due to:
● Accelerated depreciation expense
● Unfavorable foreign currency translation
Partially offset by:
● Divestitures
Other charges and other income

			% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024
Interest expense	$241	$241	—%
Interest income	($153)	($177)	(13.6)%
Business restructuring, net	$6	$233	(97.4)%
Impairment and other related charges, net	$24	$146	(83.6)%
Other charges/(income), net	$6	($8)	N/A
2025 PPG ANNUAL REPORT AND FORM 10-K 20

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
Impairment and other related charges, net
In 2025, the Company recognized pretax net impairment and other related charges of $24 million related to a consolidated joint venture in the Performance Coatings segment. The charges primarily represented the impairment of definite-lived identified intangible assets.
In 2024, the Company received written approval from Russian regulatory authorities of a definitive agreement to sell the Company’s remaining Russian business. As a result, the Company classified the business as held for sale as of December 31, 2024 and recognized an impairment charge of $146 million, primarily related to accumulated foreign currency translation losses.
Refer to Note 7 ”Impairment and Other Related Charges, Net” in Item 8 of this Form 10-K for additional information.
Other charges/(income), net
Other charges/(income), net was higher in 2025 compared to 2024 primarily due to a net charge related to the anticipated resolution of an outstanding tax matter that includes both income taxes and non-income taxes and the absence of a gain recognized in 2024 on the divestiture of the silicas products business. Refer to Note 18, “Other Charges/(Income), Net” in Item 8 of this Form 10-K for additional information.
Effective tax rate and earnings per diluted share, continuing operations

			% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024
Income tax expense	$458	$475	(3.6)%
Effective tax rate	22.4%	25.6%	(3.2)%
Adjusted effective tax rate, continuing operations*	23.5%	22.9%	0.6%

Earnings per diluted share, continuing operations	$6.92	$5.72	21.0%
Adjusted earnings per diluted share, continuing operations*	$7.58	$7.87	(3.7)%
*See the Regulation G reconciliations - results of operations
The effective tax rate on continuing operations for the year ended December 31, 2025 was 22.4%, a decrease of 3.2% compared to the prior year, primarily due to the absence of the 2024 impairment charge, which had no associated income tax benefit, and a reduction in the provision for uncertain tax positions. The adjusted effective tax rate was 23.5%, which was slightly higher than the prior year adjusted effective tax rate.
Earnings per diluted share from continuing operations for the year ended December 31, 2025 increased year over year primarily due to lower business restructuring and impairment and other related charges, higher selling prices, improved manufacturing productivity, restructuring savings and the lower effective tax rate, partially offset by the unfavorable impact of sales mix and overhead and other cost inflation.
Adjusted earnings per diluted share from continuing operations for the year ended December 31, 2025 decreased year over year due to the unfavorable impact of sales mix and overhead and other cost inflation, partially offset by higher selling prices, increased manufacturing productivity and restructuring savings.
Refer to the Regulation G Reconciliations - Results from Operations for additional information.
Review and Outlook
During 2025, PPG demonstrated resilience in a challenging macroeconomic environment by growing both selling prices and sales volumes and generating $1.9 billion in operating cash flow. Net sales were $15.9 billion, similar to the prior year. Results were supported by the breadth and diversity of the business portfolio, as the Company benefited from higher prices and sales volumes in several businesses and favorable foreign currency translation, which was offset by the impact of divestitures completed in 2024. Net sales, excluding the impact of currency, acquisitions and divestitures ("organic sales") increased 2% during the year with continued strong growth in our aerospace coatings business and share gains in both the packaging coatings business and the protective and marine business, which were partially offset by declines in the automotive refinish coatings, industrial coatings and architectural coatings EMEA businesses. Earnings per diluted
2025 PPG ANNUAL REPORT AND FORM 10-K 21

share from continuing operations was $6.92, compared to $5.72 in the prior year. Adjusted earnings per diluted share was $7.58, a decrease of 4% compared to $7.87 in 2024. Total segment income decreased by 3%. Aggregate segment margins were 60 basis points lower than the prior year, driven by a decline in industry project-related spending on architectural coatings in Mexico in the first half of 2025 and a decline in automotive refinish coatings sales volumes in the second half of the year.
Demand for PPG products was mixed by end-use market and geographic region during 2025. Demand for aerospace coatings and protective and marine coatings was strong with double-digit percentage organic sales growth year over year. Automotive refinish coatings demand was impacted by lower collision claims in the U.S. which drove volume declines in the second half of 2025. Global automotive OEM manufacturers’ production increased by about 4% versus 2024 with higher demand in the Asia-Pacific and Latin America regions more than offsetting lower demand in the United States and Europe. PPG outperformed the market in the third and fourth quarters of 2025 driven by share gains.
On a regional basis, sales volume increases in the United States and Canada, Asia-Pacific and Latin America regions were partially offset by decreases in Europe. In the U.S. and Canada, demand was strong for aerospace coatings, protective and marine coatings, packaging coatings and traffic solutions but declined for most other businesses. In Asia, demand was strong with sales volume growth in protective and marine coatings, automotive OEM coatings, and packaging coatings. In Latin America, demand was negatively impacted in the first half of the year as project-related spending was paused due to tariff uncertainties. However, demand for architectural retail sales was strong within the region, and the Company delivered growth in automotive OEM products and packaging coatings. Demand was soft in Europe with the largest impact on the automotive OEM coatings business and the architectural coatings business.
In 2026, we anticipate demand in Europe and in global industrial end-use markets to remain challenged. Despite the macroeconomic environment, we expect growth will be driven by aerospace coatings and architectural coatings in Mexico as well as share gains in our Industrial Coatings segment, resulting in organic sales growth in the range of flat to a positive low single-digit percentage. This reflects the strength of our focused organization and our sharpened portfolio of technology-advantaged products and services.
Significant other factors
During the year, PPG made significant progress to reduce costs and improve the profitability of the overall business portfolio through the global restructuring programs. In October 2024, the Company approved a comprehensive cost reduction program with anticipated annualized pre-tax savings of approximately $175 million once fully implemented. Total restructuring savings were approximately $75 million in 2025 and the Company expects approximately $50 million in incremental savings in 2026. The multi-year program is focused on reducing structural costs primarily in Europe and in certain other global businesses, along with other corporate costs following the divestitures of PPG’s silicas products business and the architectural coatings business in the U.S. and Canada. The Company will continue to monitor and manage its cost structure to ensure alignment with the overall demand environment.

Raw materials are the Company’s most significant input cost. PPG experiences fluctuating energy and raw material costs driven by various factors, including changes in supplier feedstock costs and inventories, global industry activity levels, foreign currency exchange rates, tariffs and global supply and demand factors.

In 2025, the Company incurred wage inflation, which adversely impacted operating costs compared to 2024. There was an ample supply of commodity-related raw materials in all regions, and raw material inflation had a negligible impact on our operating costs for 2025 versus 2024. PPG did not experience a significant decrease in customer demand, significant increase in raw material costs, or other significant adverse impacts related to tariffs during 2025. The Company continues to monitor overall economic demand and customer order patterns and is prepared to take actions intended to mitigate adverse impacts, as necessary, through supply chain contingency plans, pricing actions, and/or cost reduction actions. In 2026, we anticipate that raw material costs will remain relatively flat compared to 2025. Additionally, we expect manufacturing efficiencies to improve as the year progresses.

We achieved selling price improvement across several businesses in 2025 stemming from our technology-advantaged products and solutions, partially offset by lower selling prices in the Industrial Coatings segment from certain index-based customer contracts. The Company will carefully monitor all costs during 2026 and assess the need for additional selling price increases.

In 2025, the U.S. dollar strengthened against certain currencies in the countries where PPG operates during the first half of 2025, but weakened in the second half of the year, resulting in a net unfavorable impact to net income from continuing operations in the first half of the year partially offset by a net favorable impact in the second half of the year. Based on recent exchange rates, we expect that foreign currency exchange rates will have a slightly favorable impact on net income
2025 PPG ANNUAL REPORT AND FORM 10-K 22

from continuing operations in 2026; however, the Company generally purchases raw materials, incurs manufacturing costs and sells finished goods in the same currency, which reduces foreign currency transaction-related impacts to net income.

The 2026 effective tax rate from continuing operations is expected to be in the range of 24% to 25%, varying by quarter. This range is the Company’s best estimate and represents an increase compared to the 2025 adjusted effective tax rate driven by higher rates in certain countries, including the impact of global minimum tax standards, and the geographic mix of earnings.

Over the past three years, the Company used nearly $1.6 billion of cash to repurchase approximately 12 million shares of PPG stock, including using $790 million to repurchase shares of PPG stock during 2025. The Company ended the year with approximately $2.0 billion remaining under its current share repurchase authorization. During 2025, the Company deployed $778 million for capital expenditures and $628 million for dividends. In 2025, PPG marked the 54th annual per share dividend increase and the 126th successive year of annual dividend payments.

PPG ended 2025 with approximately $2.2 billion in cash and short-term investments. The Company expects strong cash generation in 2026.
Regulation G Reconciliations - Results from Operations
PPG believes investors’ understanding of the Company’s performance is enhanced by the disclosure of net income from continuing operations, earnings per diluted share from continuing operations, and PPG’s effective tax rate adjusted for certain items, and segment income before interest, taxes, depreciation and amortization. PPG’s management considers this information useful in providing insight into the Company’s ongoing performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis or that are not attributable to our primary operations. Net income from continuing operations, earnings per diluted share from continuing operations, the effective tax rate and segment income adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered a substitute for net income from continuing operations, earnings per diluted share from continuing operations, the effective tax rate, segment income or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income, adjusted earnings per diluted share and the adjusted effective tax rate may not be comparable to similarly titled measures as reported by other companies.
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

($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings per Diluted Share(1)
Year-ended December 31, 2025
As reported, continuing operations	$2,045	$458	22.4%	$1,571	$6.92
Includes:
Acquisition-related amortization expense	125	31	24.4%	94	0.41
Business restructuring-related costs, net(2)	54	14	25.9%	40	0.18
Portfolio optimization(3)	1	3	N/A	(2)	(0.01)
Income from legal settlement(4)	(12)	(3)	24.3%	(9)	(0.04)
Resolution of tax matter(5)	41	27	67.4%	14	0.06
Legacy environmental remediation charges(6)	16	4	24.3%	12	0.05
Insurance recoveries(7)	(6)	(2)	24.3%	(4)	(0.02)
Impairment and other related charges, net(8)	24	6	24.3%	6	0.03
Adjusted, continuing operations, excluding certain items	$2,288	$538	23.5%	$1,722	$7.58
2025 PPG ANNUAL REPORT AND FORM 10-K 23

($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings per Diluted Share(1)
Year-ended December 31, 2024
As reported, continuing operations	$1,852	$475	25.6%	$1,344	$5.72
Includes:
Acquisition-related amortization expense	132	32	24.2%	100	0.42
Business restructuring-related costs, net(2)	377	53	14.1%	324	1.39
Portfolio optimization(3)	59	(6)	(10.2%)	65	0.28
Legacy environmental remediation charges(6)	24	6	25.0%	18	0.07
Insurance recoveries(7)	(4)	(1)	25.0%	(3)	(0.01)
Adjusted, continuing operations, excluding certain items	$2,440	$559	22.9%	$1,848	$7.87
(1)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(2)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Business restructuring, net on the consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the consolidated statement of income, and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative and Other charges/(income), net on the consolidated statement of income. Business restructuring-related costs, net also includes the fourth quarter 2024 recognition of accumulated foreign currency translation losses of $110 million related to the company's exit of its Argentina operations in connection with a restructuring program, which are included in Other (income)/charges, net on the consolidated statement of income. No tax benefit was recorded on the fourth quarter 2024 recognition of the accumulated foreign currency translation losses.
(3)Portfolio optimization includes gains and losses related to the sale of certain assets, which are included in Other charges/(income), net on the consolidated statement of income, including the gain of $129 million on the sale of the company's silicas products business in the fourth quarter 2024, and the loss on the sale of the company's traffic solutions business in Argentina in the second quarter 2024. Portfolio optimization includes advisory, legal, accounting, valuation, other professional or consulting fees and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the consolidated statement of income. Portfolio optimization also includes an impairment charge of $146 million recognized during the fourth quarter 2024 when the company's remaining operations in Russia were classified as held for sale, which is included in Impairment and other related charges, net on the consolidated statement of income. No tax benefit was recorded on the fourth quarter 2024 impairment charge.
(4)In the fourth quarter 2025, the Company settled a legal matter related to a legacy business that it no longer operates. The related gain is included in Other charges/(income), net on the consolidated statement of income.
(5)In the fourth quarter 2025, the Company recorded a net charge related to the anticipated resolution of an outstanding tax matter. The Company expects to pay incremental income taxes and non-income taxes in the impacted taxing jurisdiction related to the matter. The portion of the charge related to non-income taxes is included in Other charges/(income), net on the consolidated statement of income. In connection with this matter, the Company reduced its provision for uncertain tax positions, the impact of which is included in income tax expense on the consolidated statement of income.

(6)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other charges/(income), net on the consolidated statement of income.
(7)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021. In the fourth quarter 2024, the company received reimbursement for previously approved insurance claims under policies covering legacy asbestos-related matters. These insurance recoveries are included in Other charges/(income), net on the consolidated statement of income.
(8)In the third quarter 2025, the Company recorded net impairment and other related charges related to a consolidated joint venture in the Performance Coatings segment, which are included in Impairment and other related charges, net on the consolidated statement of income.
Performance of Reportable Business Segments
Global Architectural Coatings

			$ Change	% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025 vs. 2024
Net sales	$3,838	$3,921	($83)	(2.1)%
Segment income	$599	$678	($79)	(11.7)%
Depreciation and amortization expense	$109	$104	$5	4.8%
Segment income before interest, taxes, depreciation and amortization (EBITDA)	$708	$782	($74)	(9.5)%
Global Architectural Coatings net sales decreased due to the following:
● Divestitures (-3%)
● Lower sales volumes (-2%)
Partially offset by:
● Higher selling prices (+2%)
● Favorable foreign currency translation (+1%)
2025 PPG ANNUAL REPORT AND FORM 10-K 24

Architectural coatings EMEA organic sales decreased by a low single-digit percentage year over year due to lower sales volumes partially offset by higher selling prices. Overall demand for architectural coatings in Europe was lower and mixed by country.
Architectural coatings Latin America and Asia Pacific organic sales increased by a low single-digit percentage during the year primarily due to higher selling prices partially offset by lower sales volumes. In Mexico, retail demand for architectural coatings was solid and project-related spending continued to improve throughout the year.
Segment income decreased $79 million year over year primarily due to wage and other cost inflation and lower sales volumes, partially offset by higher selling prices and cost reductions, including restructuring savings.
Looking Ahead
In the first quarter 2026, demand in Mexico is expected to be strong and consumer sentiment in Europe is expected to be tepid. First quarter 2026 organic sales for the Global Architectural Coatings segment are anticipated to increase in the range of by a low single-digit percentage to a mid-single-digit percentage compared to the first quarter 2025.
Performance Coatings

			$ Change	% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025 vs. 2024
Net sales	$5,513	$5,237	$276	5.3%
Segment income	$1,148	$1,142	$6	0.5%
Depreciation and amortization expense	$134	$132	$2	1.5%
Segment EBITDA	$1,282	$1,274	$8	0.6%
Performance Coatings net sales increased due to the following:
● Higher selling prices (+3%)
● Higher sales volumes (+2%)
Automotive refinish coatings organic sales decreased by a mid-single-digit percentage with lower sales volumes partially offset by higher selling prices. Organic sales in the United States were lower as demand was suppressed by lower collision claims and as distributors managed their order patterns for PPG products toward the first half of 2025. The Company continues to grow the number of PPG LINQ™ subscriptions and PPG Moonwalk™ installations, further supporting customer productivity and related share gains.
Aerospace coatings organic sales increased by a double-digit percentage driven by increases in both price and sales volume in all regions. Demand remained strong, and customer order backlogs increased to approximately $315 million, even with improved production and other productivity gains. Global international and domestic air travel improved year over year, and passenger air traffic is forecasted to grow 5% in 2026. As demand for PPG’s technology-advantaged products grows, the Company remains focused on debottlenecking and further expanding manufacturing capabilities to drive additional sales volume and earnings growth.
Protective and marine coatings organic sales increased by a double-digit percentage compared to the prior year driven by higher sales volumes. Increased sales volumes were driven by share gains in both protective and marine, reflecting demand for PPG's sustainably-advantaged products.
Traffic solutions organic sales increased by a mid single-digit percentage year over year due to higher sales volumes, which benefited from market share gains across North America, partially offset by lower selling prices.
Segment income increased $6 million year over year with higher selling prices and manufacturing efficiencies, offset by the impact of unfavorable sales mix and raw material, wage and other cost inflation.
Looking Ahead
In the first quarter 2026, continued strength in aerospace coatings is anticipated. Protective and marine coatings will begin to lap prior year share gains resulting in growth similar to the industry. In automotive refinish coatings, we anticipate lower organic sales due to customer order patterns and low industry demand. Traffic solutions is expected to follow typical seasonal trends. First quarter 2026 organic sales for the segment are anticipated to be within the range of down by a low single-digit percentage to flat compared to the first quarter 2025.
2025 PPG ANNUAL REPORT AND FORM 10-K 25

Industrial Coatings

			$ Change	% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024	2025 vs. 2024
Net sales	$6,524	$6,687	($163)	(2.4)%
Segment income	$875	$893	($18)	(2.0)%
Depreciation and amortization expense	$192	$206	($14)	(6.8)%
Segment EBITDA	$1,067	$1,099	($32)	(2.9)%
Industrial Coatings segment net sales decreased due to the following:
● Divestitures (-4%)
● Lower selling prices (-1%)
Partially offset by:
● Higher sales volumes (+2%)
● Favorable foreign currency translation (+1%)
Automotive OEM coatings organic sales were flat year over year with higher sales volumes offset by lower index-based selling prices for certain customer contracts. Sales volume increases in the Latin America and Asia-Pacific regions were partially offset by declines in the United States and Europe, which decreased primarily due to lower new vehicle production.
For the industrial coatings business, organic sales decreased by a low single-digit percentage due to lower selling prices, including the impact of lower index-based prices under certain customer contracts. Sales volume increases in Europe and the Asia-Pacific region were offset by decreases in the United States.
Packaging coatings organic sales increased by a high single-digit percentage year over year due to higher sales volumes in all regions, including share gains in Europe aided by expanding regional regulations. Sales volume increases were partially offset by lower index-based selling prices in all regions.
Specialty products organic sales increased by a mid-single-digit percentage due to higher sales volumes and higher selling prices.
Segment income decreased $18 million year over year primarily due lower index-based selling prices and wage and other cost inflation, partially offset by increased manufacturing productivity, higher sales volumes, and restructuring and other cost savings.
Looking Ahead
In the first quarter 2026, global industrial production is expected to remain at a relatively low level with the potential for slight improvement in the United States, Europe and the Asia-Pacific region and lower demand in Latin America. First quarter 2026 organic sales for the segment are anticipated to be within the range of down by a low single-digit percentage to flat compared to the first quarter 2025.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 26

Accounting Standards Adopted in 2025
Note 1, “Summary of Significant Accounting Policies” in Item 8 of this Form 10-K describes the Company’s recently adopted accounting pronouncements.
Accounting Standards to be Adopted in Future Years
Note 1, “Summary of Significant Accounting Policies” in Item 8 of this Form 10-K describes accounting pronouncements that have been promulgated prior to December 31, 2025 but are not effective until a future date.
Liquidity and Capital Resources
During the past two years, PPG had sufficient financial resources to meet its operating requirements, to fund capital spending, including acquisitions, share repurchases and pension plans, and to pay increasing dividends to shareholders.
Cash and cash equivalents and short-term investments

($ in millions)	2025	2024
Cash and cash equivalents	$2,163	$1,270
Short-term investments	56	88
Total	$2,219	$1,358
Cash from operating activities - continuing operations

($ in millions, except percentages)			% Change
	2025	2024	2025 vs. 2024
Cash from operating activities - continuing operations	$1,936	$1,391	39.2%
The $545 million increase in Cash from operating activities - continuing operations was primarily due to higher net income and higher accounts payable and accrued liabilities, including the impact of lower incentive-based compensation payouts in 2025 versus 2024.
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
A key metric we use to measure our working capital management is operating working capital as a percentage of sales (fourth quarter sales annualized).

($ in millions, except percentages)	2025	2024
Trade receivables, net	$2,783	$2,477
Inventories, FIFO	2,177	2,015
Less: trade creditors’ liabilities	2,212	2,161
Operating working capital	$2,748	$2,331
Operating working capital as a % of fourth quarter sales, annualized	17.6%	15.6%
Trade receivables, net as a % of fourth quarter sales, annualized	17.8%	16.6%
Days sales outstanding	59	51
Inventories, FIFO as a % of fourth quarter sales, annualized	13.9%	13.5%
Inventory turnover	4.4	4.5
Environmental expenditures

($ in millions)	2025	2024
Cash outlays related to environmental remediation activities	$24	$28
We expect cash outlays for environmental remediation activities to be between $20 million and $60 million annually from 2026 through 2030.
2025 PPG ANNUAL REPORT AND FORM 10-K 27

Cash used for investing activities - continuing operations

			% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024
Cash used for investing activities - continuing operations	$700	$399	75.4%
The $301 million increase in cash used for investing activities - continuing operations was primarily due to higher capital expenditures and the absence of proceeds from the divestiture of our silicas products business that occurred in 2024.
Capital expenditures, including business acquisitions

			% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024
Capital expenditures (1)	$778	$721	7.9%
Business acquisitions, net of cash balances acquired	$1	$31	(96.8)%
Total capital expenditures, including acquisitions	$779	$752	3.6%
Capital expenditures, excluding acquisitions, as a % of sales	4.9%	4.6%	0.3%
(1)Includes modernization and productivity improvements, expansion of existing businesses and environmental control projects.
During 2026, capital expenditures, which are expected to be approximately $650 million to $700 million, will support future organic growth opportunities. The Company will continue to deploy cash focused on shareholder value creation.
Cash used for financing activities

			% Change
($ in millions, except percentages)	2025	2024	2025 vs. 2024
Cash used for financing activities	$545	$1,425	(61.8)%
The $880 million decrease in cash used for financing activities was primarily due to increased proceeds from long-term debt, partially offset by higher repayments of long-term debt.
Share repurchase activity

($ in millions, except number of shares)	2025	2024
Number of shares repurchased (millions)	6.9	5.8
Cash paid for shares repurchased	$790	$752
The Board of Directors authorized a $2.5 billion share repurchase plan in April 2024. The Company has approximately $2.0 billion remaining under the current authorization. The repurchase program does not have an expiration date.
Dividends paid to shareholders

($ in millions)	2025	2024
Dividends paid to shareholders	$628	$622
PPG has paid uninterrupted annual dividends since 1899, and 2025 marked the 54th successive year of increased annual per-share dividend payments to shareholders. The Company raised its per-share quarterly dividend by approximately 5% to $0.71 per share in July 2025.
2025 PPG ANNUAL REPORT AND FORM 10-K 28

Debt issued and repaid

Debt Issued (net of premium/discount and issuance costs)	Year	$ in millions
4.375% notes ($700), due 2031	2025	$693
3.250% notes (€900), due 2032	2025	$940
Term Loan, due 2028 (1)	2025	$309
Term Loan, due 2028 (1)	2024	$274
Term Loan, due 2028 (1)	2023	$550

Debt Repaid	Year	$ in millions
0.875% notes (€600)	2025	$698
1.875% notes (€300)	2025	$341
2.4% notes ($300)	2024	$300
3.2% notes ($300)	2023	$300
Term Loan Credit Agreement, due 2024	2023	$1,100
(1)As of December 31, 2025, the Term Loan was due in 2028. In January 2026, the Term Loan was amended to extend its maturity to January 2029.

The Company’s commercial paper borrowings are classified as long-term debt based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Net payments on commercial paper were zero for both the years ended December 31, 2025 and December 31, 2024.
Credit agreements and lines of credit
In April 2023, PPG entered into a €500 million term loan credit agreement (the "Term Loan"). The Term Loan contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. In April 2023, PPG borrowed €500 million under the Term Loan. In December 2023, PPG obtained lender commitments sufficient to increase the size of the Term Loan by €250 million. In January 2024, PPG borrowed the additional €250 million. In December 2024, PPG obtained lender commitments sufficient to increase the size of the Term Loan by €300 million. In January 2025, PPG borrowed the additional €300 million. In January 2026, the Term Loan was amended to extend its maturity. Based on this amendment, the Term Loan terminates and all amounts outstanding are payable in January 2029.
In July 2023, PPG amended and restated its P5Y-year credit agreement (the "Credit Agreement") dated as of August 30, 2019, extending the term through July 27, 2028. In October 2025, PPG amended the Credit Agreement to extend its maturity as to certain commitments. The amended Credit Agreement provides for a $2.3 billion unsecured revolving credit facility, of which $2,148 million of the total commitment has a term through July 2029 and $152 million of the total commitment has a term through July 2028. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of December 31, 2025 and December 31, 2024.
The Term Loan and the Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of December 31, 2025, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 47%.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 29

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

		Obligations Due In:
($ in millions)	Total	2026	2027-2028	2029-2030	Thereafter
Long-term debt (1)	$7,304	$702	$2,725	$1,507	$2,370
Interest payments(2)	$997	$152	$281	$194	$370
Operating leases(3)	$658	$156	$221	$131	$150
Unconditional purchase commitments(4)	$169	$76	$63	$21	$9
(1)As of December 31, 2025, the Term Loan with an outstanding balance of $1,233 million was due in 2028. The Term Loan is shown as due in 2028 within this table. In January 2026, the Term Loan was amended to extend its maturity to January 2029.
(2)Interest on all outstanding debt.
(3)Includes interest payments.
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
Other liquidity matters
At December 31, 2025, the total amount of unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was $122 million. The timing of payments will depend on the progress of examinations by tax authorities. PPG does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to if, or when, any significant cash settlements with tax authorities may occur.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 30

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
Currency
Comparing spot exchange rates at December 31, 2025 and at December 31, 2024, the U.S. dollar weakened against the currencies of many countries within the regions PPG operates, most notably the Mexican peso and the euro. As a result, consolidated net assets at December 31, 2025 increased by $949 million from December 31, 2024.
Comparing average exchange rates during 2025 to those of 2024, the U.S. dollar strengthened against the currencies of certain countries where PPG operates, including the Mexican peso and the euro, during the first half of 2025, but the U.S. dollar weakened in the second half of the year, resulting in a net unfavorable impact to Income before taxes in the first half of the year partially offset by a net favorable impact in the second half of 2025. This resulted in an unfavorable impact of $8 million on full year 2025 Income before income taxes from the translation of foreign income into U.S. dollars.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 31

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
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction and currency translation risk. Certain foreign currency forward contracts outstanding during 2025 and 2024 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts were net assets of $1 million and net liabilities of $53 million as of December 31, 2025 and December 31, 2024, respectively. The potential reduction in PPG’s Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the years ended December 31, 2025 and 2024 would have been $447 million and $429 million, respectively.
PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $375 million as of both December 31, 2025 and December 31, 2024. The fair value of these contracts were net assets of $11 million and $50 million as of December 31, 2025 and 2024, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $40 million and $31 million at December 31, 2025 and 2024, respectively.
As of December 31, 2025 and December 31, 2024, PPG had non-U.S. dollar denominated debt outstanding of $4.1 billion and $3.3 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of $457 million and $369 million as of December 31, 2025 and 2024, respectively.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both December 31, 2025 and December 31, 2024, respectively. The fair values of these contracts were liabilities of $6 million and $16 million as of December 31, 2025 and 2024, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased interest expense by $2 million and $5 million for the periods ended December 31, 2025 and 2024, respectively. Considering the debt balance outstanding as of December 31, 2025 and 2024, a 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $3 million for both the periods ended December 31, 2025 and 2024. Further, a 10% reduction in interest rates would have increased the fair value of the Company’s fixed rate debt by approximately $73 million and $77 million as of December 31, 2025 and 2024, respectively; however, such changes would not have had an effect on PPG’s annual Income before income taxes or cash flows.
2025 PPG ANNUAL REPORT AND FORM 10-K 32

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of PPG Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of PPG Industries, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
2025 PPG ANNUAL REPORT AND FORM 10-K 33

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

Annual Goodwill Impairment Test – Architectural Coatings Europe, Middle East and Africa Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $6,149 million as of December 31, 2025, a portion of which relates to the goodwill for the Architectural Coatings Europe, Middle East and Africa (EMEA) reporting unit. Management tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test, at least annually in connection with management’s strategic planning process or more frequently if an indication of impairment exists. Management’s quantitative goodwill impairment testing, if deemed necessary, is performed during the fourth quarter of each year by comparing the estimated fair value of an associated reporting unit to its carrying value. In 2025, the annual impairment testing of goodwill did not result in impairment of any of the Company’s reporting units. As disclosed by management, in the quantitative test, fair values are estimated using a discounted cash flow model. Key assumptions used in the discounted cash flow model included projected future revenues, discount rates, operating cash flows, capital expenditures, and tax rates.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment test of the Architectural Coatings EMEA reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Architectural Coatings EMEA reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the Architectural Coatings EMEA reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Architectural Coatings EMEA reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumption used by management related to the discount rate. Evaluating management’s assumption related to the discount rate involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Architectural Coatings EMEA reporting unit and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 19, 2026

We have served as the Company’s auditor since 2013.
2025 PPG ANNUAL REPORT AND FORM 10-K 34

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
We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation we have concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their report, included on pages 33-34 of this Form 10-K, regarding the Company’s internal control over financial reporting.

/s/ Timothy M. Knavish	/s/ Vincent J. Morales
Timothy M. Knavish Chairman and Chief Executive Officer February 19, 2026	Vincent J. Morales Senior Vice President and Chief Financial Officer February 19, 2026
2025 PPG ANNUAL REPORT AND FORM 10-K 35

Consolidated Statement of Income

	For the Year
($ in millions, except per share amounts)	2025	2024	2023
Net sales	$15,875	$15,845	$16,242
Cost of sales, exclusive of depreciation and amortization	9,316	9,252	9,678
Selling, general and administrative	3,439	3,391	3,401
Depreciation	403	360	360
Amortization	125	132	154
Research and development, net	423	423	424
Interest expense	241	241	247
Interest income	(153)	(177)	(140)
Business restructuring, net	6	233	(2)
Impairment and other-related charges, net	24	146	160
Pension settlement charge	—	—	190
Other charges/(income), net	6	(8)	80
Income before income taxes	$2,045	$1,852	$1,690
Income tax expense	458	475	428
Income from continuing operations	$1,587	$1,377	$1,262
Income/(loss) from discontinued operations, net of tax	5	(228)	47
Net income attributable to the controlling and noncontrolling interests	$1,592	$1,149	$1,309
Less: Net income attributable to noncontrolling interests	16	33	39
Net income (attributable to PPG)	$1,576	$1,116	$1,270
Amounts attributable to PPG
Income from continuing operations, net of tax	$1,571	$1,344	$1,223
Income/(loss) from discontinued operations, net of tax	5	(228)	47
Net income (attributable to PPG)	$1,576	$1,116	$1,270
Earnings per common share
Income from continuing operations, net of tax	$6.94	$5.75	$5.18
Income/(loss) from discontinued operations, net of tax	0.02	(0.98)	0.20
Net income (attributable to PPG)	$6.96	$4.77	$5.38
Earnings per common share - assuming dilution
Income from continuing operations, net of tax	$6.92	$5.72	$5.16
Income/(loss) from discontinued operations, net of tax	0.02	(0.97)	0.19
Net income (attributable to PPG)	$6.94	$4.75	$5.35
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.
Consolidated Statement of Comprehensive Income

	For the Year
($ in millions)	2025	2024	2023
Net income attributable to the controlling and noncontrolling interests	$1,592	$1,149	$1,309
Other comprehensive income/(loss), net of tax
Defined benefit pension and other postretirement benefits	(17)	36	63
Unrealized foreign currency translation adjustments	950	(916)	509
Other comprehensive income/(loss), net of tax	933	(880)	572
Total comprehensive income	$2,525	$269	$1,881
Less: amounts attributable to noncontrolling interests:
Net income	(16)	(33)	(39)
Unrealized foreign currency translation adjustments	(1)	11	(1)
Comprehensive income attributable to PPG	$2,508	$247	$1,841
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.
2025 PPG ANNUAL REPORT AND FORM 10-K 36

Consolidated Balance Sheet

	December 31
($ in millions)	2025	2024
Assets
Current assets
Cash and cash equivalents	$2,163	$1,270
Short-term investments	56	88
Receivables	3,336	2,985
Inventories	1,996	1,846
Other current assets	408	368
Total current assets	$7,959	$6,557
Property, plant and equipment, net	4,005	3,464
Goodwill	6,149	5,690
Identifiable intangible assets, net	1,971	1,922
Deferred income taxes	481	303
Investments	332	331
Operating lease right-of-use assets	604	597
Other assets	597	569
Total	$22,098	$19,433

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,957	$3,731
Restructuring reserves	99	128
Short-term debt and current portion of long-term debt	706	939
Current portion of operating lease liabilities	138	126
Other	—	90
Total current liabilities	$4,900	$5,014
Long-term debt	6,602	4,876
Operating lease liabilities	450	454
Accrued pensions	550	558
Other postretirement benefits	392	410
Deferred income taxes	457	405
Other liabilities	650	754
Total liabilities	$14,001	$12,471
Commitments and contingent liabilities (Note 15)
Shareholders’ equity
Common stock (Note 16)	$969	$969
Additional paid-in capital	1,325	1,272
Retained earnings	22,942	21,994
Treasury stock, at cost	(15,119)	(14,342)
Accumulated other comprehensive loss	(2,176)	(3,108)
Total PPG shareholders’ equity	$7,941	$6,785
Noncontrolling interests	156	177
Total shareholders’ equity	$8,097	$6,962
Total	$22,098	$19,433
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.
2025 PPG ANNUAL REPORT AND FORM 10-K 37

Consolidated Statement of Shareholders’ Equity

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2023	$969	$1,130	$20,828	($13,525)	($2,810)	$6,592	$117	$6,709
Net income attributable to controlling and noncontrolling interests	—	—	1,270	—	—	1,270	39	1,309
Other comprehensive loss, net of tax	—	—	—	—	571	571	1	572
Cash dividends	—	—	(598)	—	—	(598)	—	(598)
Purchase of treasury stock	—	—	—	(100)	—	(100)	—	(100)
Issuance of treasury stock	—	58	—	25	—	83	—	83
Stock-based compensation activity	—	14	—	—	—	14	—	14
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(21)	(21)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	55	55
December 31, 2023	$969	$1,202	$21,500	($13,600)	($2,239)	$7,832	$191	$8,023
Net income attributable to controlling and noncontrolling interests	—	—	1,116	—	—	1,116	33	1,149
Other comprehensive loss, net of tax	—	—		—	(869)	(869)	(11)	(880)
Cash dividends	—	—	(622)	—	—	(622)	—	(622)
Purchase of treasury stock	—	—		(759)	—	(759)	—	(759)
Issuance of treasury stock	—	50	—	17	—	67	—	67
Stock-based compensation activity	—	20	—	—	—	20	—	20
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
December 31, 2024	$969	$1,272	$21,994	($14,342)	($3,108)	$6,785	$177	$6,962
Net income attributable to controlling and noncontrolling interests	—	—	1,576	—	—	1,576	16	1,592
Other comprehensive income, net of tax	—	—	—	—	932	932	1	933
Cash dividends	—	—	(628)	—	—	(628)	—	(628)
Purchase of treasury stock	—	—	—	(790)	—	(790)	—	(790)
Issuance of treasury stock	—	39	—	13	—	52	—	52
Stock-based compensation activity	—	14	—	—	—	14	—	14
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Reductions in noncontrolling interests	—	—	—	—	—	—	(15)	(15)
December 31, 2025	$969	$1,325	$22,942	($15,119)	($2,176)	$7,941	$156	$8,097
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.
2025 PPG ANNUAL REPORT AND FORM 10-K 38

Consolidated Statement of Cash Flows

	For the Year
($ in millions)	2025	2024	2023
Operating activities
Net income attributable to controlling and noncontrolling interests	$1,592	$1,149	$1,309
Less: Income/(loss) from discontinued operations	$5	($228)	$47
Income from continuing operations	$1,587	$1,377	$1,262
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	528	492	514
Pension settlement charge	—	—	190
Impairment and other related charges, net	24	146	160
Stock-based compensation expense	46	42	56
Deferred income taxes	(27)	(97)	(187)
Business restructuring, net	6	233	(2)
Cash contributions to pension plans	(29)	(26)	(46)
Cash used for restructuring actions	(82)	(52)	(56)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(190)	(181)	12
Inventories	(35)	(27)	145
Other current assets	(1)	(30)	(41)
Accounts payable and accrued liabilities	67	(259)	151
Noncurrent assets and liabilities, net	(40)	(73)	(50)
Taxes and interest payable	(105)	(31)	71
Other	187	(123)	115
Cash from operating activities - continuing operations	$1,936	$1,391	$2,294
Cash from operating activities - discontinued operations	5	29	117
Cash from operating activities	$1,941	$1,420	$2,411
Investing activities
Capital expenditures	($778)	($721)	($516)
Business acquisitions, net of cash balances acquired	(1)	(31)	(109)
Proceeds from divestiture of businesses	43	325	36
Other	36	28	64
Cash used for investing activities - continuing operations	($700)	($399)	($525)
Cash from/(used for) investing activities - discontinued operations	—	506	(31)
Cash (used for)/from investing activities	($700)	$107	($556)
Financing activities
Proceeds from Term Loan, net of fees	$309	$274	$550
Repayment of Term Loan Credit Agreement	—	—	(1,100)
Proceeds from the issuance of debt, net of discounts and fees	1,633	—	—
Repayment of long-term debt	(1,039)	(300)	(300)
Purchase of treasury stock	(790)	(752)	(86)
Dividends paid on PPG common stock	(628)	(622)	(598)
Other	(30)	(25)	(16)
Cash used for financing activities - continuing operations	($545)	($1,425)	($1,550)
Cash used for financing activities - discontinued operations	—	—	—
Cash used for financing activities	($545)	($1,425)	($1,550)
Effect of currency exchange rate changes on cash and cash equivalents	197	(325)	110
Cash reclassified to assets held for sale	—	—	(5)
Net increase/(decrease) in cash and cash equivalents	$893	($223)	$410
Cash and cash equivalents, beginning of year	$1,270	$1,493	$1,083
Cash and cash equivalents, end of year	$2,163	$1,270	$1,493

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$210	$247	$213
Taxes paid, net of refunds	$438	$653	$488
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at year-end	$147	$160	$170
Purchases of treasury stock transacted but not yet settled	$4	$12	$14
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.
2025 PPG ANNUAL REPORT AND FORM 10-K 39

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
Advertising Costs
Advertising costs are charged to expense as incurred and totaled $199 million, $203 million and $193 million in 2025, 2024 and 2023, respectively.
Research and Development
Research and development costs, which consist primarily of employee-related costs, are charged to expense as incurred.

($ in millions)	2025	2024	2023
Research and development – total	$446	$447	$446
Less: depreciation on research facilities	23	24	22
Research and development, net	$423	$423	$424
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
2025 PPG ANNUAL REPORT AND FORM 10-K 40

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
2025 PPG ANNUAL REPORT AND FORM 10-K 41

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
PPG is a multinational manufacturer with 10 operating segments (which the Company refers to as “strategic business units”) that are organized based on the Company’s major product lines. These operating segments are also the Company’s reporting units for purposes of testing goodwill for impairment, which is tested at least annually in connection with PPG’s strategic planning process or more frequently if an indication of impairment exists. The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a quantitative test. Quantitative goodwill impairment testing, if deemed necessary, is performed during the fourth quarter of each year by comparing the estimated fair value of an associated reporting unit to its carrying value. Fair value is estimated using a discounted cash flow model. Key assumptions and estimates used in the discounted cash flow model include projected future revenues, discount rates, operating cash flows, capital expenditures and tax rates.
The annual indefinite-lived intangible asset impairment assessment takes place in the fourth quarter of each year either by completing a qualitative assessment or quantitatively by comparing the estimated fair value of each trademark to its carrying value. Fair value is estimated using the relief from royalty method (a discounted cash flow methodology). The qualitative assessment includes consideration of factors, including revenue relative to the asset being assessed, the operating results of the related business and industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 42

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
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. PPG recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. PPG’s asset retirement obligations are primarily associated with the retirement or closure of certain assets used in PPG’s manufacturing process. The accrued asset retirement obligation is recorded in Accounts payable and accrued liabilities and Other liabilities on the consolidated balance sheet and was $12 million and $11 million as of December 31, 2025 and December 31, 2024, respectively.
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
Accounting Standards Adopted in 2025
Effective for the annual period ended December 31, 2025, PPG adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2023-09 “Improvements to Income Tax Disclosures (Topic 740)”. This ASU updated current income tax disclosure requirements to require disclosures of specific categories of information within the effective tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. PPG elected to apply ASU 2023-09 prospectively. Adoption of this ASU resulted in additional disclosure, but did not impact PPG’s consolidated financial position, results of operations or cash flows.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 43

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
2. Divestitures
U.S. and Canada Architectural Coatings Business
In 2024, PPG completed the sale of 100% of its architectural coatings business in the U.S. and Canada to American Industrial Partners (AIP), an industrials investor. PPG received $516 million in proceeds and recorded a loss on the sale of $285 million. No tax benefit was recorded on the loss. The loss on the sale was recorded in “Income/(loss) from discontinued operations, net of tax” in the consolidated statement of income. The proceeds from the sale were recorded in “Cash from/(used for) investing activities - discontinued operations” in the consolidated statement of cash flows.
The sale represented a strategic shift in PPG’s business portfolio that had a major effect on the Company’s operations and financial results. Accordingly, the Company’s consolidated results of operations and cash flows were recast to present the results of the architectural coatings business in the U.S. and Canada as discontinued operations for all periods presented. The results of the U.S. and Canada architectural coatings business were previously included in the Performance Coatings segment.
The operating results of discontinued operations related to the U.S. and Canada architectural coatings business for the three years ended December 31, 2025, 2024, and 2023 were as follows:

($ in millions)	2025	2024	2023
Net sales	$—	$1,878	$2,004
Cost of sales, exclusive of depreciation and amortization	—	976	1,067
Selling, general, and administrative	—	787	821
Depreciation	—	28	31
Amortization	—	6	13
Research and development, net	—	9	9
Other charges, net	8	1	5
Loss on sale of discontinued operations	—	285	—
(Loss)/income before income taxes	($8)	($214)	$58
Income tax (benefit)/expense	(13)	14	11
Income/(loss) from discontinued operations, net of tax	$5	($228)	$47
The following table presents the significant non-cash items and capital expenditures for the discontinued operations related to the U.S. and Canada architectural coatings business that are included in the Consolidated Statement of Cash Flows for the three years ended December 31, 2025, 2024, and 2023:

($ in millions)	2025	2024	2023
Depreciation and amortization	$—	$34	$44
Capital expenditures	$—	$10	$33
In conjunction with the divestiture of U.S. and Canada architectural coatings business, PPG entered into a supply agreement with the divested business to sell certain products, which are recognized as Net sales in the refinish coatings, industrial coatings and protective and marine coatings businesses. Additionally, PPG entered into transition services agreements to provide administrative services subsequent to the sale. The fees for services rendered under the transition services agreements are expected to offset the cost of providing those services.
Silicas Products Business
In 2024, PPG completed the sale of its silicas products business for $325 million in proceeds and recorded a pre-tax gain on the sale of $129 million. The gain on the sale was recorded in “Other charges/(income), net” in the consolidated statement of income. The Company determined that the divestiture did not meet the criteria of a discontinued operation as it did not represent a strategic shift for the Company, and therefore, its historical results are included in the Company's continuing operations within the Industrial Coatings reportable business segment.
2025 PPG ANNUAL REPORT AND FORM 10-K 44

3. Working Capital Detail

($ in millions)	2025	2024
Receivables
Trade - net	$2,783	$2,477
Other - net	553	508
Total	$3,336	$2,985
Inventories(1)
Finished products	$1,067	$949
Work in process	251	235
Raw materials	624	613
Supplies	54	49
Total	$1,996	$1,846
Accounts payable and accrued liabilities
Trade	$2,212	$2,161
Accrued payroll	549	490
Customer rebates	433	364
Other postretirement and pension benefits	75	76
Income taxes	118	130
Other	570	510
Total	$3,957	$3,731
(1)Most U.S. inventories are valued using the LIFO method. If the FIFO method of inventory valuation had been used, inventories would have been $181 million and $169 million higher as of December 31, 2025 and 2024, respectively.
4. Property, Plant and Equipment

($ in millions)	Useful Lives (years)	2025	2024
Land and land improvements	1-30	$593	$525
Buildings	20-40	1,939	1,769
Machinery and equipment	5-25	3,977	3,545
Other	3-20	1,464	1,107
Construction in progress		756	735
Total		$8,729	$7,681
Less: accumulated depreciation		4,724	4,217
Net		$4,005	$3,464
5. Investments

($ in millions)	2025	2024
Investments in equity affiliates	$151	$141
Marketable equity securities (See Note 11)	79	85
Other	102	105
Total	$332	$331
Investments in equity affiliates represent PPG’s ownership interests in entities between 20% and 50% that manufacture and sell coatings and certain chemicals.
PPG’s share of undistributed net earnings of equity affiliates was $19 million, $20 million and $21 million in 2025, 2024 and 2023, respectively. Dividends received from equity affiliates were $12 million, $14 million and $17 million in 2025, 2024 and 2023, respectively.
2025 PPG ANNUAL REPORT AND FORM 10-K 45

6. Goodwill and Other Identifiable Intangible Assets

Goodwill
($ in millions)	Global Architectural Coatings	Performance Coatings	Industrial Coatings	Total
January 1, 2024	$2,996	$1,913	$1,206	$6,115
Acquisitions, including purchase accounting adjustments	—	2	—	2
Divestitures	—	—	(2)	(2)
Foreign currency impact and other	(308)	(61)	(56)	(425)
December 31, 2024	$2,688	$1,854	$1,148	$5,690
Foreign currency impact and other	320	60	79	459
December 31, 2025	$3,008	$1,914	$1,227	$6,149
In the fourth quarter, the Company tests the carrying value of goodwill for impairment, as discussed in Note 1. “Summary of Significant Accounting Policies.” In both 2025 and 2024, the annual impairment testing of goodwill did not result in impairment of any of the Company’s reporting units. In conjunction with the 2023 assessment, the Company determined that the estimated fair value of the traffic solutions reporting unit was less than its carrying value, resulting in recognition of a goodwill impairment charge of $158 million in Impairment and other related charges, net in the accompanying consolidated statements of income. The fair value of the traffic solutions reporting unit was estimated using a discounted cash flow model. Key assumptions and estimates used in the discounted cash flow model included projected future revenues, a discount rate, operating cash flows, capital expenditures, and a tax rate. The decline in the fair value of the traffic solutions reporting unit compared to prior periods was primarily due to an increase in the weighted average cost of capital (discount rate assumption) reflecting the current interest rate environment. In addition, the fair value was impacted by a decline in the reporting unit’s long-term cash generation forecast due to the highly inflationary environment in Argentina and the fourth quarter 2023 divestitures of its European and Australian businesses.
As of December 31, 2025, accumulated goodwill impairment losses totaled $158 million, all of which relates to the Performance Coatings reportable segment.

Identifiable Intangible Assets
	December 31, 2025			December 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,274	$—	$1,274	$1,123	$—	$1,123
Definite-Lived Identifiable Intangible Assets
Acquired technology	$819	($720)	$99	$800	($666)	$134
Customer-related	1,782	(1,293)	489	1,656	(1,106)	550
Trade names	299	(191)	108	276	(162)	114
Other	46	(45)	1	43	(42)	1
Total Definite Lived Intangible Assets	$2,946	($2,249)	$697	$2,775	($1,976)	$799
Total Identifiable Intangible Assets	$4,220	($2,249)	$1,971	$3,898	($1,976)	$1,922
In the fourth quarter, the Company tests the carrying value of indefinite-lived trademarks for impairment, as discussed in Note 1, “Summary of Significant Accounting Policies.” In both 2025 and 2024, the annual impairment testing review of indefinite-lived intangibles did not result in an impairment. In conjunction with the 2023 annual impairment test, the Company determined that the estimated fair value of certain trademarks in the Global Architectural Coatings segment were less than the carrying value, resulting in recognition of impairment charges of $2 million in Impairment and other related charges, net in the accompanying consolidated statement of income.
Aggregate amortization expense was $125 million, $132 million and $154 million in 2025, 2024 and 2023, respectively. In the fourth quarter 2023, the Company recognized accelerated amortization expense of $6 million related to the exit of a non-core business.

($ in millions)	2026	2027	2028	2029	2030	Thereafter
Estimated future amortization expense	$104	$84	$77	$71	$62	$299
2025 PPG ANNUAL REPORT AND FORM 10-K 46

7. Impairment and Other Related Charges, Net
In 2025, the Company recognized pretax net impairment and other related charges of $24 million related to a consolidated joint venture in the Performance Coatings segment. The charges primarily represented the impairment of definite-lived identified intangible assets and are included in Impairment and other related charges, net in the consolidated statement of income. Net loss of $12 million related to the charges was attributable to noncontrolling interests.
In 2023, the Company recorded a goodwill impairment charge for the traffic solutions reporting unit and indefinite-lived intangible asset impairment charges related to certain trademarks. Refer to Note 6, “Goodwill and Other Identifiable Intangible Assets” for further detail related to this charge, which is included in Impairment and other related charges, net in the accompanying consolidated statement of income.
Sale of Russia Operations
In 2024, the Company received written approval from Russian regulatory authorities of a definitive agreement to sell the Company’s remaining Russian business. As a result, the Company classified the business as held for sale as of December 31, 2024 and recognized an impairment charge of $146 million during 2024, primarily related to accumulated foreign currency translation losses, which was included in Impairment and other related charges, net in the consolidated statement of income. No tax benefit was recorded on the impairment charge. The remaining liabilities of the business were reported as held for sale in Other current liabilities on the consolidated balance sheet as of December 31, 2024. In the first quarter 2025, PPG completed the sale of its remaining Russian business. The results of the business were reported within the Global Architectural Coatings reportable business segment.
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
In 2024, the Company approved a comprehensive cost reduction program. The multi-year program focused on reducing structural costs primarily in Europe and in certain other global businesses, along with other corporate costs following the divestitures of PPG’s silicas products business and the architectural coatings business in the U.S. and Canada. The program includes various facility closures and other targeted fixed cost reductions. In connection with approval of this restructuring program, the Company recorded a pretax restructuring charge of $239 million, representing employee severance and other cash costs. As a result of this program, the Company also recognized a $110 million non-cash charge in 2024 due to the recognition of accumulated currency losses related to the exit of its Argentina operations.
The majority of the remaining approved business restructuring actions and associated cash outlays are expected to be completed in 2026 and 2027.
The following table summarizes restructuring reserve activity for the years ended December 31, 2025 and 2024:

	Total Reserve
($ in millions)	2025	2024
January 1	$276	$110
Approved restructuring actions	39	239
Release of prior reserves and other adjustments(a)	(33)	(6)
Cash payments	(82)	(52)
Foreign currency impact	26	(15)
December 31	$226	$276
(a)Certain releases were recorded to reflect the current estimate of costs to complete planned business restructuring actions.
9. Leases
PPG leases certain retail paint stores, warehouses, distribution facilities, office space, fleet vehicles and equipment.
The components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows:
2025 PPG ANNUAL REPORT AND FORM 10-K 47

($ in millions)	Classification in the Consolidated Statement of Income	2025	2024	2023
Operating lease cost	Cost of sales, exclusive of depreciation and amortization	$49	$47	$45
Operating lease cost	Selling, general and administrative	150	141	138
Total operating lease cost		$199	$188	$183
Finance lease cost:
Amortization of right-of-use assets	Depreciation	$1	$1	$1
Interest on lease liabilities	Interest expense	1	1	1
Total finance lease cost		$2	$2	$2
Total lease cost		$201	$190	$185
Total operating lease cost for the years ended December 31, 2025, 2024 and 2023 is inclusive of the following:

($ in millions)	2025	2024	2023
Variable lease costs	$10	$9	$9
Short-term lease costs	$19	$20	$19
The lease amounts included in the consolidated balance sheet as of December 31, 2025 and 2024 were as follows:

($ in millions)	Classification on the Consolidated Balance Sheet	2025	2024
Assets:
Operating	Operating lease right-of-use assets	$604	$597
Finance(1)	Property, plant, and equipment, net	15	12
Total leased assets		$619	$609
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$138	$126
Finance	Short-term debt and current portion of long-term debt	2	2
Noncurrent
Operating	Operating lease liabilities	450	454
Finance	Long-term debt	5	5
Total lease liabilities		$595	$587
(1)Net of accumulated depreciation of $16 million and $14 million as of December 31, 2025 and 2024, respectively.
Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 was as follows:

($ in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$168	$157	$155
Operating cash flows paid for finance leases	$1	$1	$1
Financing cash flows paid for finance leases	$2	$2	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$109	$184	$119
Finance leases	$2	$1	$1
Lease terms and discount rates as of December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	6.3	6.9	6.8
Finance leases	10.4	8.1	9.3
Weighted-average discount rate
Operating leases	3.6%	3.6%	3.0%
Finance leases	6.7%	6.8%	6.0%
2025 PPG ANNUAL REPORT AND FORM 10-K 48

As of December 31, 2025, maturities of lease liabilities were as follows:

($ in millions)	Operating Leases	Finance Leases
2026	$156	$2
2027	123	2
2028	98	1
2029	72	1
2030	59	1
Thereafter	150	1
Total lease payments	$658	$8
Less: Interest	70	1
Total lease obligations	$588	$7
10. Borrowings and Lines of Credit
Long-term Debt Obligations

($ in millions)	Maturity Date	2025	2024
0.875% notes (€600)	2025	—	620
1.875% notes (€300)	2025	—	310
1.2% notes ($700)	2026	700	698
1.4% notes (€600)	2027	704	619
Term Loan due 2028 (€1,050)(1)	2028	1,233	776
3.75% notes ($800)(2)	2028	801	806
2.5% notes (€80)	2029	94	83
2.8% notes ($300)	2029	299	298
2.75% notes (€700)	2029	819	718
2.55% notes ($300)	2030	298	297
4.375% notes ($700)	2031	692	—
3.25% notes (€900)	2032	1,047	—
1.95% note (€50)	2037	58	51
7.7% notes ($176)	2038	175	175
5.5% notes ($250)	2040	248	248
3.0% notes (€120)	2044	135	118
Finance lease obligations	Various	7	7
Impact of derivatives on debt(3)	N/A	(6)	(16)
Total		$7,304	$5,808
Less payments due within one year	N/A	702	932
Long-term debt		$6,602	$4,876
(1)As of December 31, 2025, the Term Loan was due in 2028. In January 2026, the Term Loan was amended to extend its maturity to January 2029.
(2)In February 2018, PPG entered into interest rate swaps which converted $375 million of the notes from a fixed interest rate to a floating interest rate based on the three month SOFR. The impact of the derivative on the notes represents the fair value adjustment of the debt. The average effective interest rate for the portion of the notes impacted by the swaps was 5.5% and 6.4% for the years ended December 31, 2025 and 2024, respectively. Refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
(3)Fair value adjustment of the 3.75% $800 million notes as a result of fair value hedge accounting treatment related to the outstanding interest rate swaps as of December 31, 2025 and 2024. Refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.

2025 PPG ANNUAL REPORT AND FORM 10-K 49

Credit Agreements
In April 2023, PPG entered into a €500 million term loan credit agreement (the "Term Loan"). The Term Loan contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. In April 2023, PPG borrowed €500 million under the Term Loan. In December 2023, PPG obtained lender commitments sufficient to increase the size of the Term Loan by €250 million. In January 2024, PPG borrowed the additional €250 million. In December 2024, PPG obtained lender commitments sufficient to increase the size of the Term Loan by €300 million. In January 2025, PPG borrowed the additional €300 million. In January 2026, the Term Loan was amended to extend its maturity. Based on this amendment, the Term Loan terminates and all amounts outstanding are payable in January 2029. The Term Loan is denominated in euro and has been designated as a hedge of the net investment in the Company’s European operations. For more information, refer to Note 11 “Financial Instruments, Hedging Activities and Fair Value Measurements.”
In July 2023, PPG amended and restated its five-year credit agreement (the "Credit Agreement") dated as of August 30, 2019, extending the term through July 27, 2028. In October 2025, PPG amended the Credit Agreement to extend its maturity as to certain commitments. The amended Credit Agreement provides for a $2.3 billion unsecured revolving credit facility, of which $2,148 million of the total commitment has a term through July 2029 and $152 million of the total commitment has a term through July 2028. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of December 31, 2025 and December 31, 2024.
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
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of both December 31, 2025 and December 31, 2024.
The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement also requires the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of December 31, 2025, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 47%.
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
Other Long-term Debt Activities
In November 2025, PPG’s €600 million 0.875% notes matured, and the Company repaid this obligation using cash on hand.
In October 2025, PPG completed a public offering of $700 million 4.375% Notes due 2031. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2025 Indenture"). The 2025 Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase Notes upon a Change of Control Triggering Event (as defined in the 2025 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $693 million.
2025 PPG ANNUAL REPORT AND FORM 10-K 50

In June 2025, PPG's €300 million 1.875% notes matured, and the Company repaid this obligation using cash on hand.
In March 2025, PPG completed a public offering of €900 million 3.250% Notes due 2032. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented. These notes contain covenants materially consistent with the $700 million 4.375% Notes due 2031 discussed above. The aggregate cash proceeds from the notes, net of discounts and fees, was $940 million. The notes are denominated in euro and the notes have been designated as hedges of net investments in the Company’s European operations. Refer to Note 11 “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
In August 2024, PPG’s $300 million 2.4% notes matured, and the Company repaid this obligation using cash on hand.
In March 2023, PPG’s $300 million 3.2% notes matured, and the Company repaid this obligation using cash on hand.
In February 2021, PPG entered into a $2.0 billion term loan credit agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In 2023, PPG fully repaid the remaining $1.1 billion that was outstanding under the Term Loan Credit Agreement using cash on hand.
Restrictive Covenants and Cross-Default Provisions
As of December 31, 2025, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
Additionally, the Company’s Credit Agreement and Term Loan contain customary cross-default provisions. These provisions provide that a default on a debt service payment of $100 million or more for longer than the grace period provided under another agreement may result in an event of default under this agreement. None of the Company’s primary debt obligations are secured or guaranteed by the Company’s affiliates.
Long-term Debt Maturities

($ in millions)	Maturity per year
2026	$702
2027	$702
2028(1)	$2,023
2029	$1,212
2030	$295
Thereafter	$2,370
(1)As of December 31, 2025, the Term Loan with an outstanding balance of $1,233 million was due in 2028. The Term Loan is shown as due in 2028 within this table. In January 2026, the Term Loan was amended to extend its maturity to January 2029.
Short-term Debt Obligations

($ in millions)	2025	2024
Various, weighted average 0.7% and 1.9% as of December 31, 2025 and 2024, respectively.	$4	$7
Lines of Credit, Letters of Credit and Surety Bonds
PPG’s non-U.S. operations have uncommitted lines of credit totaling $436 million of which none was used as of December 31, 2025. These uncommitted lines of credit are subject to cancellation at any time and are generally not subject to any commitment fees.
The Company had outstanding letters of credit and surety bonds of $272 million and $302 million as of December 31, 2025 and 2024, respectively. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business. The Company does not believe any loss related to these letters of credit or surety bonds is likely.
11. Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at December 31, 2025 and 2024, in the aggregate, except for long-term debt instruments.
2025 PPG ANNUAL REPORT AND FORM 10-K 51

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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three-year period ended December 31, 2025.
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
In 2025 and 2024, there were no derivative instruments de-designated or discontinued as a hedging instrument. There were no gains or losses deferred in Accumulated other comprehensive loss on the consolidated balance sheet that were reclassified to Income before income taxes in the consolidated statement of income during the three-year period ended December 31, 2025 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both December 31, 2025 and December 31, 2024, respectively. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in Interest expense in the accompanying consolidated statement of income. The fair value of these interest rate swaps were liabilities of $6 million and $16 million at December 31, 2025 and 2024, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at December 31, 2025 and December 31, 2024, respectively.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $375 million as of both December 31, 2025 and December 31, 2024, respectively, and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payment in U.S. dollars and make payments in euros to the counterparties. As of December 31, 2025 and 2024, the fair value of these contracts were net assets of $11 million and $50 million, respectively.
At December 31, 2025 and 2024, PPG had designated €3.5 billion and €3.2 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company’s European operations. The carrying value of these instruments was $4.1 billion and $3.3 billion at December 31, 2025 and 2024, respectively.
There were no foreign currency forward contracts designated as net investment hedges used or outstanding as of and for the periods ended December 31, 2025, 2024 and 2023.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage net transaction exposures that do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges/(income), net in the consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $2.9 billion and $2.8 billion at December 31, 2025 and 2024, respectively. The fair values of these contracts were net assets of $1 million as of December 31, 2025 and net liabilities of $53 million as of December 31, 2024, respectively.
2025 PPG ANNUAL REPORT AND FORM 10-K 52

Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of December 31, 2025, the Company had accumulated pretax unrealized translation losses in Accumulated other comprehensive loss on the consolidated balance sheet related to the euro-denominated borrowings, foreign currency forward contracts, and the cross currency swaps of $572 million and gains of $460 million as of December 31, 2024.
The following table summarizes the amount of gains/(losses) deferred in Other comprehensive income ("OCI") and the amount and location of gains recognized within the consolidated statement of income related to derivative and debt financial instruments for the years ended December 31, 2025, 2024 and 2023. All dollar amounts are shown on a pretax basis.

	2025		2024		2023
($ in millions)	Loss Deferred in OCI	(Loss)/Gain Recognized	Gain Deferred in OCI	(Loss)/Gain Recognized	Loss Deferred in OCI	(Loss)/Gain Recognized	Caption in Consolidated Statement of Income
Fair Value
Interest rate swaps	$—	($3)	$—	($10)	$—	($10)	Interest expense
Total Fair Value	$—	($3)	$—	($10)	$—	($10)
Net Investment
Cross currency swaps	($39)	$8	$20	$9	($15)	$12	Interest expense
Foreign denominated debt	(533)	—	217	—	(89)	—
Total Net Investment	($572)	$8	$237	$9	($104)	$12
Economic
Foreign currency forward contracts	$—	$86	$—	$43	$—	$49	Other charges/(income), net
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of December 31, 2025 and 2024, respectively, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, “Employee Benefit Plans” for further details). The Company’s financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of December 31, 2025 and 2024 that are classified as Level 3 inputs.
2025 PPG ANNUAL REPORT AND FORM 10-K 53

Assets and liabilities reported at fair value on a recurring basis

	December 31, 2025			December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$10	$—	$—	$9	$—	$—
Foreign currency forward contracts(a)	—	5	—	—	5	—
Investments:
Marketable equity securities	$79	$—	$—	$85	$—	$—
Other assets:
Cross currency swaps(b)	$—	$15	$—	$—	$50	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts(a)	$—	$4	$—	$—	$58	$—
Other liabilities:
Cross currency swaps(b)	$—	$4	$—	$—	$—	$—
Interest rate swaps(c)	—	6	—	—	16	—
(a)    Derivatives not designated as hedging instruments
(b)    Net investment hedges
(c)    Fair value hedges
Long-Term Debt

($ in millions)	December 31, 2025 (a)	December 31, 2024 (b)
Long-term debt - carrying value	$7,297	$5,801
Long-term debt - fair value	$7,215	$5,634
(a)    Excluding finance lease obligations of $7 million and short term borrowings of $4 million as of December 31, 2025.
(b)    Excluding finance lease obligations of $7 million and short term borrowings of $7 million as of December 31, 2024.
The fair values of the debt instruments were measured using Level 2 inputs, including discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities.
12. Earnings Per Common Share

($ in millions, except per share amounts)	2025	2024	2023
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$1,571	$1,344	$1,223
Income/(loss) from discontinued operations, net of tax	5	(228)	47
Net income (attributable to PPG)	$1,576	$1,116	$1,270
Weighted average common shares outstanding	226.3	233.8	236.0
Effect of dilutive securities:
Stock options	0.1	0.4	0.5
Other stock compensation plans	0.7	0.7	0.7
Potentially dilutive common shares	0.8	1.1	1.2
Adjusted weighted average common shares outstanding	227.1	234.9	237.2
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$6.94	$5.75	$5.18
Income/(loss) from discontinued operations, net of tax	0.02	(0.98)	0.20
Net income (attributable to PPG)	$6.96	$4.77	$5.38
Earnings per common share - assuming dilution (attributable to PPG)
Income from continuing operations, net of tax	$6.92	$5.72	$5.16
Income/(loss) from discontinued operations, net of tax	0.02	(0.97)	0.19
Net income (attributable to PPG)	$6.94	$4.75	$5.35
Antidilutive securities(a):
Stock options	3.4	1.3	0.9
(a)Excluded from the computation of earnings per diluted share due to their antidilutive effect.
2025 PPG ANNUAL REPORT AND FORM 10-K 54

13. Income Taxes
The provision for income taxes by taxing jurisdiction and by significant components consisted of the following:

($ in millions)	2025	2024	2023
Current
U.S. federal	$62	$67	$95
U.S. state and local	4	15	14
Foreign	419	490	506
Total current income tax expense	$485	$572	$615
Deferred
U.S. federal	($30)	($2)	($156)
U.S. state and local	(3)	(8)	(15)
Foreign	6	(87)	(16)
Total deferred income tax benefit	($27)	($97)	($187)
Total income tax expense	$458	$475	$428
The following table is a reconciliation of the statutory U.S. corporate federal income tax rate to the Company’s effective tax rate for 2025 in accordance with the guidance in ASU 2023-09:

	2025
($ in millions, except percentages)	Amount	Percent
U.S. federal income tax rate	$429	21.0%
Foreign tax effects
Mexico
Tax rate differential	55	2.7
Nontaxable inflationary effect	(23)	(1.1)
Other adjustments	34	1.6
Singapore
Nontaxable gain on sale	(45)	(2.2)
Other adjustments	(2)	(0.1)
Switzerland
Nondeductible loss on sale	45	2.2
Other adjustments	(11)	(0.6)
Other foreign jurisdictions	61	3.0
Tax credits	(33)	(1.6)
Changes in unrecognized tax benefits	(39)	(1.9)
Other adjustments
Return to provision	(25)	(1.2)
Other adjustments	12	0.6
Effective income tax rate	$458	22.4%
The following table is a reconciliation of the statutory U.S. corporate federal income tax rate to the Company’s effective tax rate for 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	2024	2023
U.S. federal income tax rate	21.0%	21.0%
Changes in rate due to:
Taxes on non-U.S. earnings	4.8	4.3
Change in valuation allowance reserves	3.5	3.6
Other foreign tax effects	(4.7)	(2.8)
Pillar 2 global minimum tax	0.8	—
Impairment and other related charges, net	(0.2)	2.0
Uncertain tax positions	1.2	(1.8)
U.S. tax cost/(benefit) on foreign operations	0.9	(0.9)
U.S. tax incentives	(0.8)	(0.8)
Tax benefits from equity awards	—	(0.2)
U.S. state and local taxes	0.3	—
Other	(1.2)	0.9
Effective income tax rate	25.6%	25.3%
2025 PPG ANNUAL REPORT AND FORM 10-K 55

Income/(loss) before income taxes of the Company’s U.S. operations for 2025, 2024 and 2023 was $293 million, $210 million and $(129) million, respectively. Income before income taxes of the Company’s foreign operations for 2025, 2024 and 2023 was $1,752 million, $1,642 million and $1,819 million, respectively.
Income tax payments, net of refunds
The following table presents the net income taxes paid/(net refunds received) by the Company for 2025 in accordance with the guidance in ASU 2023-09:

($ in millions)	2025
Federal(1)	($5)
State	7
Foreign
Mexico	205
China	56
France	25
Netherlands	25
Switzerland	(27)
Other	152
Total taxes paid, net of refunds	$438
(1)Net refund received due to overpayment of prior year tax liability related to portfolio optimization actions in 2024 and other items.
Deferred income taxes
Deferred income taxes are provided for the effect of temporary differences that arise because there are certain items treated differently for financial accounting than for income tax reporting purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

($ in millions)	2025	2024
Deferred income tax assets related to
Employee benefits	$203	$215
Contingent and accrued liabilities	98	105
Operating loss and other carry-forwards	324	389
Operating lease liabilities	145	144
Research and development amortization	304	259
Other	258	280
Valuation allowance	(258)	(327)
Total	$1,074	$1,065
Deferred income tax liabilities related to
Property	$201	$268
Intangibles	643	607
Employee benefits	43	39
Operating lease right-of-use assets	150	148
Other	13	105
Total	$1,050	$1,167
Deferred income tax assets/(liabilities) – net	$24	($102)
Net operating loss and credit carryforwards

($ in millions)	2025	2024	Expiration
Available net operating loss carryforwards, tax effected:
Indefinite expiration	$95	$85	NA
Definite expiration	95	150	2026-2045
Total	$190	$235
Income tax credit carryforwards	$128	$112	2026-2035
A valuation allowance of $258 million and $327 million has been established as of December 31, 2025 and 2024, respectively, for carryforwards and certain other items when the ability to utilize them is not likely.
Undistributed foreign earnings
The Company had $7.5 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2025. This amount relates to approximately 220 subsidiaries in more than 50 taxable jurisdictions. The Company estimates repatriation of undistributed earnings of non-U.S. subsidiaries as of December 31, 2025 would result in a tax cost of $167 million.
2025 PPG ANNUAL REPORT AND FORM 10-K 56

As of December 31, 2025, the Company had not changed its intention to reinvest foreign earnings indefinitely or repatriate when it is tax effective to do so, and as such, has not established a liability for foreign withholding taxes or other costs that would be incurred if the earnings were repatriated.
Unrecognized tax benefits
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. In one tax jurisdiction, the Company remains subject to examinations by the tax authority for tax years dating back to 2007. In all other major jurisdictions, the Company is no longer subject to examinations by tax authorities for years before 2016. Furthermore, the Company is no longer subject to examination by the Internal Revenue Service for U.S. federal income tax returns filed for years through 2021, and there are no examinations open by the Internal Revenue Service for U.S. federal income tax returns.

A reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties) as of December 31 follows:

($ in millions)	2025	2024	2023
January 1	$141	$121	$145
Current year tax positions - additions	21	8	16
Prior year tax positions - additions	13	43	33
Prior year tax positions - reductions	—	(1)	(14)
Statute of limitations expirations	(15)	(20)	(9)
Settlements	(14)	(6)	(51)
Resolution of tax matter(1)	(44)	—	—
Foreign currency translation	9	(4)	1
December 31	$111	$141	$121
(1)In 2025, the Company recorded a net charge related to the anticipated resolution of an outstanding tax matter. The Company expects to pay incremental income taxes and non-income taxes in the impacted taxing jurisdiction related to the matter. In connection with this matter, the Company reduced its provision for uncertain tax positions.
The Company expects that any reasonably possible change in the amount of unrecognized tax benefits in the next 12 months would not be significant. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $94 million as of December 31, 2025.
Interest and penalties

($ in millions)	2025	2024	2023
Accrued interest and penalties related to unrecognized tax benefits	$11	$11	$14
(Income)/loss recognized in income tax expense related to interest and penalties	($1)	($2)	($2)
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
14. Employee Benefit Plans
Defined Benefit Plans
PPG has defined benefit pension plans that cover certain employees worldwide. The principal defined benefit pension plans are those in the U.S., Canada, Germany, the Netherlands and the U.K. These plans in the aggregate represent 92% of PPG’s total projected benefit obligation at December 31, 2025, of which the U.S. defined benefit pension plans represent the largest component.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 57

U.S. pension annuity contracts
In March 2023, the Company purchased group annuity contracts that transferred to third-party insurance companies pension benefit obligations for certain of the Company’s retirees in the U.S. who were receiving their monthly retirement benefit payments from a U.S. pension plan. The amount of each affected retiree’s annuity payment was equal to the amount of such individual’s pension benefit. The purchase of group annuity contracts was funded directly by the assets of the U.S. plans. By transferring the obligations and assets to the insurance companies, the Company reduced its overall pension projected benefit obligation by $309 million and recognized a non-cash Pension settlement charge of $190 million in the consolidated statement of income for the year ended December 31, 2023.
Postretirement medical
PPG sponsors welfare benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents of which the U.S. welfare benefit plans represent 87% of PPG’s total projected benefit obligation at December 31, 2025. Salaried and certain hourly employees in the U.S. hired on or after October 1, 2004, or rehired on or after October 1, 2012 are not eligible for postretirement medical benefits. These plans in the U.S. and Canada require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between PPG and participants based on management discretion. The Company has the right to modify, amend or terminate certain of these benefit plans in the future.
The following table sets forth the changes in projected benefit obligations (“PBO”), plan assets, the funded status and the amounts recognized on the accompanying consolidated balance sheet for the Company’s defined benefit pension and other postretirement benefit plans:

	Defined Benefit Pension Plans
	United States		International		Total PPG
($ in millions)	2025	2024	2025	2024	2025	2024
Projected benefit obligation, January 1	$1,055	$1,143	$972	$1,068	$2,027	$2,211
Service cost	—	—	9	8	9	8
Interest cost	55	55	49	48	104	103
Actuarial losses/(gains)	28	(57)	(1)	(33)	27	(90)
Benefits paid	(71)	(67)	(57)	(53)	(128)	(120)
Foreign currency translation adjustments	—	—	99	(54)	99	(54)
Settlements	—	(19)	(23)	(13)	(23)	(32)
Other	—	—	—	1	—	1
Projected benefit obligation, December 31	$1,067	$1,055	$1,048	$972	$2,115	$2,027
Market value of plan assets, January 1	$694	$731	$886	$989	$1,580	$1,720
Actual return on plan assets	67	7	18	(15)	85	(8)
Company contributions	27	24	2	2	29	26
Benefits paid	(53)	(49)	(45)	(44)	(98)	(93)
Plan settlements	—	(19)	(15)	(6)	(15)	(25)
Foreign currency translation adjustments	—	—	80	(37)	80	(37)
Other	—	—	(5)	(3)	(5)	(3)
Market value of plan assets, December 31	$735	$694	$921	$886	$1,656	$1,580
Funded Status	($332)	($361)	($127)	($86)	($459)	($447)
Amounts recognized in the Consolidated Balance Sheet:
Other assets (long-term)	—	—	126	144	126	144
Accounts payable and accrued liabilities	(18)	(18)	(17)	(15)	(35)	(33)
Accrued pensions	(314)	(343)	(236)	(215)	(550)	(558)
Net liability recognized	($332)	($361)	($127)	($86)	($459)	($447)
2025 PPG ANNUAL REPORT AND FORM 10-K 58

	Other Postretirement Benefit Plans
	United States		International		Total PPG
($ in millions)	2025	2024	2025	2024	2025	2024
Projected benefit obligation, January 1	$390	$424	$63	$71	$453	$495
Service cost	2	3	1	—	3	3
Interest cost	20	20	3	3	23	23
Actuarial gains	(8)	(22)	(8)	(2)	(16)	(24)
Benefits paid	(30)	(35)	(4)	(4)	(34)	(39)
Foreign currency translation adjustments	—	—	1	(5)	1	(5)
Other	—	—	2	—	2	—
Projected benefit obligation, December 31	$374	$390	$58	$63	$432	$453
Amounts recognized in the Consolidated Balance Sheet:
Accounts payable and accrued liabilities	(36)	(39)	(4)	(4)	(40)	(43)
Other postretirement benefits	(338)	(351)	(54)	(59)	(392)	(410)
Net liability recognized	($374)	($390)	($58)	($63)	($432)	($453)
The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The ABO for all defined benefit pension plans as of December 31, 2025 and 2024 was $2.1 billion and $2.0 billion, respectively.
The following table details the pension plans where the benefit liability exceeds the fair value of the plan assets:

	Pensions
($ in millions)	2025	2024
Plans with PBO in Excess of Plan Assets:
Projected benefit obligation	$1,343	$1,307
Fair value of plan assets	$761	$717
Plans with ABO in Excess of Plan Assets:
Accumulated benefit obligation	$1,300	$1,274
Fair value of plan assets	$746	$712
Net actuarial losses/(gains) and prior service credit deferred in accumulated other comprehensive loss

	Pensions		Other Postretirement Benefits
($ in millions)	2025	2024	2025	2024
Accumulated net actuarial losses/(gains)	$707	$670	($53)	($37)
Accumulated prior service credit	—	—	(11)	(16)
Total	$707	$670	($64)	($53)
The accumulated net actuarial losses/(gains) for pensions and other postretirement benefits relate primarily to historical changes in the discount rates. The accumulated net actuarial losses exceeded 10% of the higher of the market value of plan assets or the PBO at the beginning of each of the last three years; therefore, amortization of such excess has been included in net periodic benefit costs for pension and other postretirement benefits in these periods. The amortization period is the average remaining service period of active employees expected to receive benefits unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Accumulated prior service credit is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits.
The net decrease in Accumulated other comprehensive loss (pretax) related to defined benefit pension and other postretirement benefit plans during the year ended December 31, 2025 was due to the following:

($ in millions)	Pensions	Other Postretirement Benefits
Net actuarial loss/(gain) arising during the year	$47	($16)
Amortization of actuarial (loss)/gain	(23)	1
Amortization of prior service credit	—	5
Foreign currency translation adjustments	19	(1)
Impact of settlements	(6)	—
Net decrease	$37	($11)

2025 PPG ANNUAL REPORT AND FORM 10-K 59

Net periodic benefit cost

	Pensions			Other Postretirement Benefits
($ in millions)	2025	2024	2023	2025	2024	2023
Service cost	$9	$8	$7	$3	$3	$4
Interest cost	104	103	111	23	23	27
Expected return on plan assets	(105)	(109)	(110)	—	—	—
Amortization of prior service cost	—	1	—	(5)	(4)	(7)
Amortization of actuarial losses/(gains)	23	22	21	(1)	(1)	(1)
Settlements, curtailments, and special termination benefits	6	11	192	—	—	(2)
Net periodic benefit cost	$37	$36	$221	$20	$21	$21
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
Key assumptions
The following weighted average assumptions were used to determine the benefit obligation for the Company’s defined benefit pension and other postretirement plans as of December 31, 2025 and 2024:

	United States		International		Total PPG
	2025	2024	2025	2024	2025	2024
Discount rate	5.4%	5.7%	5.1%	4.8%	5.3%	5.3%
Rate of compensation increase	2.5%	2.5%	3.4%	3.3%	2.9%	2.9%
The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2025:

	2025	2024	2023
Discount rate	5.3%	4.9%	5.2%
Expected return on assets	6.7%	6.6%	6.5%
Rate of compensation increase	2.9%	2.8%	2.7%
These assumptions for each plan are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that comprise each plan’s assets and external forecasts of future long-term investment returns. The Company compares the expected return on plan assets assumption to actual historic returns to ensure reasonability. For 2025, the return on plan assets assumption for PPG’s U.S. defined benefit pension plans was 7.7%. A change in the rate of return of 75 basis points, with other assumptions held constant, would impact 2026 net periodic pension expense by $6 million. The global expected return on plan assets assumption to be used in determining 2026 net periodic pension expense will be 7.1% (7.7% for the U.S. plans only).
The discount rates used in accounting for pension and other postretirement benefits are determined using a yield curve constructed of high-quality fixed-income securities as of the measurement date and using the plans’ projected benefit payments. The Company has elected to use a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit cost/(income) for countries with significant pension plans. The full yield curve approach (also known as the split-rate or spot-rate method) allows the Company to align the applicable discount rates with the cost of additional service being earned and the interest being accrued on these obligations. A change in the discount rate of 75 basis points, with all other assumptions held constant, would impact 2026 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by $4 million and $1 million, respectively.
The weighted-average health care cost trend rate (inflation) used for 2025 was 6.6% declining to a projected 3.9% in the year 2050. For 2026, the assumed weighted-average health care cost trend rate used will be 5.6% declining to a projected 4.0% between 2025 and 2050 for medical and prescription drug costs. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care cost assumptions, the Company takes into consideration a number of factors, including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates.
2025 PPG ANNUAL REPORT AND FORM 10-K 60

Contributions to defined benefit pension plans

($ in millions)	2025	2024	2023
U.S. defined benefit pension plans	$27	$24	$28
Non-U.S. defined benefit pension plans	$2	$2	$18
PPG expects to make mandatory contributions to its defined benefit pension plans in the range of $20 million to $30 million during 2026. In addition to any mandatory contributions, PPG may elect to make voluntary contributions to its defined benefit pension plans in 2026 and beyond.
Benefit payments
The estimated benefits expected to be paid under the Company’s defined benefit pension and other postretirement benefit plans are:

($ in millions)	Pensions	Other Postretirement Benefits
2026	$150	$40
2027	$149	$39
2028	$148	$38
2029	$151	$36
2030	$157	$35
2031 to 2035	$810	$160
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
The following summarizes the weighted average target pension plan asset allocation as of December 31, 2025 and 2024 for all PPG defined benefit plans:

Asset Category	2025	2024
Equity securities	15-45%	15-45%
Debt securities	30-65%	30-65%
Real estate	0-10%	0-10%
Other	20-40%	20-40%
2025 PPG ANNUAL REPORT AND FORM 10-K 61

The fair values of the Company’s pension plan assets at December 31, 2025 and 2024, by asset category, are as follows:

	December 31, 2025				December 31, 2024
($ in millions)	Level 1(1)	Level 2(1)	Level 3(1)	Total	Level 1(1)	Level 2(1)	Level 3(1)	Total
Asset Category
Equity securities:
U.S. Large cap	$89	$72	$—	$161	$80	$54	$—	$134
U.S. Small cap	24	—	—	24	18	—	—	18
Non-U.S.(2)	64	51	—	115	68	34	—	102
Debt securities:
Cash and cash equivalents	2	43	—	45	11	33	—	44
Diversified(3)	—	13	—	13	—	45	—	45
Other(4)	—	1	246	247	—	2	239	241
Real estate, hedge funds, and other	—	238	319	557	—	203	332	535
Total assets in the fair value hierarchy	$179	$418	$565	$1,162	$177	$371	$571	$1,119
Common-collective trusts(5)	—	—	—	494	—	—	—	461
Total Investments	$179	$418	$565	$1,656	$177	$371	$571	$1,580
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
The change in the fair value of the Company’s Level 3 pension assets for the years ended December 31, 2025 and 2024 was as follows:

($ in millions)	Real Estate	Other Debt Securities	Hedge Funds and Other Assets	Total
January 1, 2024	$119	$258	$222	$599
Realized gains	2	9	2	13
Unrealized (losses)/gains	(5)	—	5	—
Transfers (out)/in, net	(28)	(12)	19	(21)
Foreign currency losses	(1)	(16)	(3)	(20)
December 31, 2024	$87	$239	$245	$571
Realized gains/(losses)	2	(11)	7	(2)
Unrealized gains	2	—	10	12
Transfers out, net	(11)	(13)	(37)	(61)
Foreign currency gains	1	31	13	45
December 31, 2025	$81	$246	$238	$565
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
Other Plans
Employee savings plans
PPG’s Employee Savings Plans (“Savings Plans”) cover substantially all employees in the U.S., Puerto Rico and Canada. The Company makes matching contributions to the Savings Plans, at management’s discretion, based upon participants’ savings, subject to certain limitations. For most participants, Company-matching contributions are established each year at the discretion of the Company and are applied to participant accounts up to a maximum of 6% of eligible participant compensation. The Company-matching contribution remained at 100% for 2025.
2025 PPG ANNUAL REPORT AND FORM 10-K 62

Compensation expense and cash contributions related to the Company match of participant contributions to the Savings Plans for 2025, 2024, and 2023 totaled $38 million, $52 million and $49 million, respectively. A portion of the Savings Plans qualifies under the Internal Revenue Code as an Employee Stock Ownership Plan. Accordingly, dividends received on PPG shares held in that portion of the Savings Plans totaling $10 million in the year ended December 31, 2025 and $11 million in each of the years ended December 31, 2024 and 2023, respectively, are deductible for PPG’s U.S. Federal tax purposes.
Defined contribution plans
Additionally, the Company has defined contribution plans for certain employees in the U.S., China, United Kingdom, Australia, Italy and other countries. The U.S. defined contribution plan is part of the Employee Savings Plan, and eligible employees receive a contribution equal to between 2% and 5% of annual compensation, based on age and years of service. For the years ended December 31, 2025, 2024 and 2023, the Company recognized expense for its defined contribution retirement plans of $100 million, $97 million and $83 million, respectively. The Company’s annual cash contributions to its defined contribution retirement plans approximated the expense recognized in each year.
Deferred compensation plan
The Company has a deferred compensation plan for certain key managers which allows them to defer a portion of their compensation in a phantom PPG stock account or other phantom investment accounts. The amount deferred earns a return based on the investment options selected by the participant. The amount owed to participants is an unfunded and unsecured general obligation of the Company. Upon retirement, death, disability, termination of employment, scheduled payment or unforeseen emergency, the compensation deferred and related accumulated earnings are distributed in a lump sum or in accordance with the participant’s election in cash or in PPG stock, based on the accounts selected by the participant and whether the participant meets the definition of a retiree under the plan.
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
The cost of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was $16 million, $25 million and $23 million in 2025, 2024 and 2023, respectively. These amounts are included in Selling, general and administrative in the consolidated statements of income. The change in market value of the investment portfolio was income of $16 million, $23 million, and $21 million in 2025, 2024 and 2023, respectively, and is also included in Selling, general and administrative in the consolidated statements of income.
The Company’s obligations under this plan, which are included in Accounts payable and accrued liabilities and Other liabilities on the consolidated balance sheet, totaled $116 million and $125 million as of December 31, 2025 and 2024, respectively, and the investments in marketable securities, which are included in Investments and Other current assets on the accompanying consolidated balance sheet, were $89 million and $94 million as of December 31, 2025 and 2024, respectively.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 63

Asbestos Matters
As of December 31, 2025, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
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
As of December 31, 2025 and 2024, the Company’s asbestos-related reserves totaled $43 million and $45 million, respectively.
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
As remediation at certain environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to adjust the reserves for these sites. In 2025, 2024 and 2023, certain charges have been recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are recorded to expense as incurred.
As of December 31, 2025 and 2024, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying consolidated balance sheet.
2025 PPG ANNUAL REPORT AND FORM 10-K 64

Environmental Reserves
($ in millions)	2025	2024
New Jersey Chrome	$56	$58
Glass and chemical	45	51
Other	105	113
Total environmental reserves	$206	$222
Current Portion	$57	$39
Pretax charges against income for environmental remediation costs are included in Other charges/(income), net in the accompanying consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation in 2025, 2024 and 2023, were as follows:

($ in millions)	2025	2024	2023
New Jersey Chrome	$9	$16	$7
Glass and chemical	7	5	5
Other	2	9	23
Total pretax environmental charges	$18	$30	$35
Cash outlays for environmental spending	$24	$28	$31
In 2025, the Company recognized pretax environmental remediation charges of $16 million related to certain legacy PPG manufacturing sites. These legacy environmental remediation charges primarily relate to an increase in the expected cost of surrounding site remediation at the New Jersey Chrome site and remedial actions at a legacy glass manufacturing site.
The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome as further discussed below. Excluding the charges related to New Jersey Chrome, pretax charges against income for environmental remediation have ranged between approximately $5 million and $40 million per year for the past 10 years.
Management expects cash outlays for environmental remediation costs to range from $20 million to $60 million annually from 2026 through 2030.
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
PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils and groundwater, engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. As of December 31, 2025 and 2024, PPG’s reserve for remediation of all New Jersey Chrome sites was $56 million and $58 million, respectively. The major cost components of this liability are related to excavation of impacted soil, as well as groundwater remediation. These components each account for approximately 65% and 10% of the amount accrued at December 31, 2025, respectively.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 65

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

	Common Stock	Treasury Stock	Shares Outstanding
January 1, 2023	581,146,136	(346,072,210)	235,073,926
Purchases	—	(673,638)	(673,638)
Issuances	—	810,566	810,566
December 31, 2023	581,146,136	(345,935,282)	235,210,854
Purchases	—	(5,838,606)	(5,838,606)
Issuances	—	555,635	555,635
December 31, 2024	581,146,136	(351,218,253)	229,927,883
Purchases	—	(6,876,495)	(6,876,495)
Issuances	—	375,560	375,560
December 31, 2025	581,146,136	(357,719,188)	223,426,948
Per share cash dividends paid were $2.78, $2.66 and $2.54 in 2025, 2024 and 2023, respectively.
17. Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments(1)	Pension and Other Postretirement Benefit Adjustments, net of tax(2)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2023	($2,254)	($557)	$1	($2,810)
Current year deferrals to AOCL	475	(93)	—	382
Reclassifications from AOCL to net income	33	156	—	189
December 31, 2023	($1,746)	($494)	$1	($2,239)
Current year deferrals to AOCL	(1,122)	15	—	(1,107)
Reclassifications from AOCL to net income	217	21	—	238
December 31, 2024	($2,651)	($458)	$1	($3,108)
Current year deferrals to AOCL	809	(36)	—	773
Reclassifications from AOCL to net income	140	19	—	159
December 31, 2025	($1,702)	($475)	$1	($2,176)
(1)The tax (benefit)/cost related to unrealized foreign currency translation adjustments on net investment hedges as of December 31, 2025, 2024 and 2023 was $(34) million, $105 million and $47 million, respectively.
2025 PPG ANNUAL REPORT AND FORM 10-K 66

(2)The tax cost/(benefit) related to the adjustment for pension and other postretirement benefits for the year ended December 31, 2025, 2024 and 2023 was $9 million, $(12) million and $20 million, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit costs (see Note 14, “Employee Benefit Plans").
18. Other Charges/(Income), Net

($ in millions)	2025	2024	2023
Environmental charges(1)	$18	$30	$35
Pension and other postretirement benefit plans, non-service cost components	45	43	39
Resolution of tax matter(2)	41	—	—
Share of net earnings of equity affiliates (See Note 5)	(19)	(20)	(21)
(Gain)/loss on sale of businesses(3)	(18)	(129)	23
Insurance recoveries(4)	(6)	(4)	(16)
Income from legal settlement(5)	(12)	—	—
Argentina currency translation charge(6)	—	110	—
Royalty income	(12)	(10)	(10)
Other, net	(31)	(28)	30
Total Other charges/(income), net	$6	($8)	$80
(1)In 2025, PPG recognized charges of $16 million related to environmental remediation costs at certain non-operating PPG manufacturing sites. In both 2024 and 2023, PPG recognized charges of $24 million related to environmental remediation costs at certain non-operating PPG manufacturing sites.
(2)In the fourth quarter 2025, the Company recorded a net charge related to the anticipated resolution of an outstanding tax matter that includes both income taxes and non-income taxes. The portion of the charge related to non-income taxes is $41 million.
(3)In 2025, PPG recognized net gains on the sale of certain businesses and non-core assets. In 2024, PPG recognized a $129 million gain on the divestiture of the silicas products business. In 2023, PPG recognized a $22 million loss on the divestitures of the European and Australian traffic solutions businesses.
(4)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021. In 2024 and 2023, the Company received reimbursement for previously approved insurance claims under policies covering legacy asbestos-related matters. In 2023, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2020.
(5)In the fourth quarter 2025, the Company settled a legal matter related to a legacy business that it no longer operates and recognized a gain of $12 million.
(6)In 2024, PPG recognized accumulated foreign currency translation losses of $110 million related to the Company's exit of its Argentina operations in connection with a restructuring program.
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

($ in millions)	2025	2024	2023
Total stock-based compensation	$46	$42	$56
Income tax benefit recognized	$10	$9	$11
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
2025 PPG ANNUAL REPORT AND FORM 10-K 67

The following weighted average assumptions were used to calculate the fair values of stock option grants in each year:

	2025	2024	2023
Weighted average exercise price	$114.39	$142.65	$130.17
Risk-free interest rate	4.2%	4.3%	3.9%
Expected life of option in years	5.5	6.5	6.5
Expected dividend yield	1.8%	1.7%	1.7%
Expected volatility	29.4%	28.4%	27.8%
The weighted average fair value of options granted was $32.93 per share, $43.83 per share and $38.55 per share for the years ended December 31, 2025, 2024, and 2023, respectively.

Stock Options Outstanding and Exercisable	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, January 1, 2025	3,489,056	$125.15	5.3
Granted	542,263	$114.39
Exercised	(156,496)	$105.27
Forfeited/Expired	(110,810)	$121.73
Outstanding, December 31, 2025	3,764,013	$124.56	5.3	$1
Vested or expected to vest, December 31, 2025	3,701,506	$124.64	5.2	$1
Exercisable, December 31, 2025	2,457,460	$123.04	3.7	$1
At December 31, 2025, unrecognized compensation cost related to outstanding stock options that have not yet vested totaled $9 million. This cost is expected to be recognized as expense over a weighted average period of 1.5 years.
The following table presents stock option activity for the years ended December 31, 2025, 2024 and 2023:

($ in millions)	2025	2024	2023
Total intrinsic value of stock options exercised	$2	$6	$24
Cash received from stock option exercises	$20	$24	$55
Income tax benefit from the exercise of stock options	$1	$1	$6
Total fair value of stock options vested	$16	$15	$10
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

RSU Activity	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2025	644,256	$139.14
Granted	287,940	$113.11
Vested	(202,647)	$116.22
Forfeited	(15,456)	$124.98
Outstanding, December 31, 2025	714,093	$126.62
Vested or expected to vest, December 31, 2025	689,721	$139.81
There was $17 million of total unrecognized compensation cost related to unvested RSUs outstanding as of December 31, 2025. This cost is expected to be recognized as expense over a weighted average period of 1.5 years.
2025 PPG ANNUAL REPORT AND FORM 10-K 68

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
During 2025, the Company granted TSR awards representing 76,925 contingent shares with a weighted average grant date fair value of $114.39. During 2024, the Company granted TSR awards representing 71,426 contingent shares with a weighted average grant date fair value of $137.94.
The performance period for the TSR shares granted in 2023 ended on December 31, 2025, and PPG’s total shareholder return was measured against that of the S&P 500 over the three‑year period, resulting in no payout. As of December 31, 2025, there were 148,351 contingent shares outstanding under TSR awards and total unrecognized compensation cost related to those awards is $0.
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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the years ended December 31, 2025, 2024 and 2023, service revenue constituted less than 5% of total revenue.
2025 PPG ANNUAL REPORT AND FORM 10-K 69

Net sales by segment and region for the years ended December 31, 2025, 2024 and 2023 were as follows:

($ in millions)	2025	2024	2023
Global Architectural Coatings
EMEA	$2,320	$2,357	$2,408
Asia Pacific	204	232	237
Latin America	1,314	1,332	1,376
Total	$3,838	$3,921	$4,021
Performance Coatings
United States and Canada	$3,162	$2,981	$2,902
EMEA	1,318	1,262	1,220
Asia Pacific	927	883	866
Latin America	106	111	144
Total	$5,513	$5,237	$5,132
Industrial Coatings
United States and Canada	$2,210	$2,371	$2,583
EMEA	1,730	1,767	1,989
Asia Pacific	1,806	1,797	1,770
Latin America	778	752	747
Total	$6,524	$6,687	$7,089
Total Net Sales(1)
United States and Canada(2)	$5,372	$5,352	$5,485
EMEA	5,368	5,386	5,617
Asia Pacific(3)	2,937	2,912	2,873
Latin America(4)	2,198	2,195	2,267
Total PPG	$15,875	$15,845	$16,242
(1)Net sales to external customers are attributed to geographic regions based upon the location of the operating unit shipping the product.
(2)Net sales recognized in the United States represented 32% of the Company’s total Net sales for each of the years ended December 31, 2025, 2024 and 2023, respectively.
(3)Net sales recognized in China represented 10% of the Company’s total Net sales for each of the years ended December 31, 2025, 2024 and 2023, respectively.
(4)Net sales recognized in Mexico represented 11% of the Company’s total Net sales for each of the years ended December 31, 2025, 2024 and 2023, respectively.
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
The following table summarizes allowance for doubtful accounts activity for the years ended December 31, 2025, 2024 and 2023:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2025	2024	2023
January 1	$23	$23	$29
Bad debt expense	15	17	15
Write-offs and recoveries of previously reserved trade receivables	(18)	(15)	(19)
Other	2	(2)	(2)
December 31	$22	$23	$23
2025 PPG ANNUAL REPORT AND FORM 10-K 70

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
The Performance Coatings reportable business segment is comprised of the automotive refinish coatings, aerospace coatings, protective and marine coatings and traffic solutions operating segments. This reportable business segment primarily supplies a variety of coatings, solvents, adhesives, sealants and finishes, along with pavement marking products, transparencies and paint films.
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
PPG’s chief operating decision maker is its Executive Committee, which is comprised of the Chief Executive Officer, the Chief Financial Officer and General Counsel. The Executive Committee regularly reviews the discrete financial information of the 10 operating segments to assess performance and make decisions about the allocation of resources by comparing actual results versus forecasted and historical financial information and discussing observations with the leadership team responsible for managing the operations of each operating segment. The primary measure of profit or loss considered by the Executive Committee when evaluating operating segment performance is segment income, which is income before interest expense, interest income, income taxes and noncontrolling interests and excludes certain charges which are considered to be unusual or non-recurring. The Company also evaluates performance of operating segments based on working capital management and selling price and sales volume performance.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 71

($ in millions)	2025	2024	2023
Global Architectural Coatings
Net sales to external customers	$3,838	$3,921	$4,021
Cost of sales, exclusive of depreciation and amortization	1,891	1,904	2,022
Selling, general and administrative	1,175	1,186	1,170
Depreciation and amortization	109	104	101
Other(1)	64	49	55
Global Architectural Coatings segment income	$599	$678	$673
Performance Coatings
Net sales to external customers	$5,513	$5,237	$5,132
Cost of sales, exclusive of depreciation and amortization	3,055	2,851	2,893
Selling, general and administrative	1,069	1,017	966
Depreciation and amortization	134	132	139
Other(1)	107	95	115
Performance Coatings segment income	$1,148	$1,142	$1,019
Industrial Coatings
Net sales to external customers	$6,524	$6,687	$7,089
Cost of sales, exclusive of depreciation and amortization	4,369	4,498	4,759
Selling, general and administrative	822	838	870
Depreciation and amortization	192	206	213
Other(1)	266	252	279
Industrial Coatings segment income	$875	$893	$968
Total Net Sales	$15,875	$15,845	$16,242
Total Segment income	$2,622	$2,713	$2,660
Corporate / Non-Segment Items
Corporate / non-segment unallocated, exclusive of depreciation and amortization	(308)	(291)	(330)
Corporate / non-segment depreciation and amortization	(63)	(50)	(61)
Interest expense, net of interest income	(88)	(64)	(107)
Business restructuring-related costs, net(2)	(54)	(377)	(41)
Portfolio optimization(3)	(1)	(59)	(53)
Legacy environmental remediation charges, net(4)	(16)	(24)	(24)
Insurance recoveries(5)	6	4	16
Impairment and other related charges, net(6)	(24)	—	(160)
Income from legal settlement(7)	12	—	—
Resolution of tax matter(8)	(41)	—	—
Argentina currency devaluation losses(9)	—	—	(20)
Pension settlement charge(10)	—	—	(190)
Total Income from continuing operations before income taxes	$2,045	$1,852	$1,690
2025 PPG ANNUAL REPORT AND FORM 10-K 72

($ in millions)	2025	2024	2023
Segment assets(11)
Global Architectural Coatings	$6,676	$5,887	$6,595
Performance Coatings	5,535	5,601	5,586
Industrial Coatings	6,183	5,230	5,643
Corporate / Non-Segment Items	3,704	2,715	3,823
Total	$22,098	$19,433	$21,647
Expenditures for property (including business acquisitions)
Global Architectural Coatings	$126	$160	$93
Performance Coatings	249	166	217
Industrial Coatings	245	247	184
Corporate / Non-Segment Items	159	179	131
Total	$779	$752	$625
Investment in equity affiliates
Global Architectural Coatings	$24	$20	$25
Performance Coatings	29	26	23
Industrial Coatings	22	20	18
Corporate / Non-Segment Items	76	75	75
Total	$151	$141	$141
Share of net earnings of equity affiliates
Global Architectural Coatings	$1	$3	$1
Performance Coatings	6	5	6
Industrial Coatings	1	2	1
Corporate / Non-Segment Items	11	10	13
Total	$19	$20	$21

($ in millions)	2025	2024	2023
Geographic Information
Segment income
United States and Canada	$1,101	$1,039	$1,033
EMEA	581	617	679
Asia Pacific	418	476	430
Latin America	522	581	518
Total	$2,622	$2,713	$2,660
Property, plant and equipment — net
United States and Canada	$1,811	$1,502	$1,365
EMEA	1,136	945	1,010
Asia Pacific	698	693	718
Latin America	360	324	357
Total	$4,005	$3,464	$3,450
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
(3)Portfolio optimization includes gains and losses related to the sale of certain assets, which are included in Other (income)/charges, net on the consolidated statement of income, including the gain of $129 million on the sale of the company's silicas products business in the fourth quarter 2024, and the losses on the sales of the company's traffic solutions business in Argentina in the second quarter 2024. Portfolio optimization includes advisory, legal, accounting, valuation, other professional or consulting fees and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the consolidated statement of income. Portfolio optimization also includes an impairment charge of $146 million recognized during the fourth quarter 2024 when the company's remaining operations in Russia were classified as held for sale, which is included in Impairment and other related charges, net on the consolidated statement of income. No tax benefit was recorded on the fourth quarter 2024 impairment charge.
(4)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other (income)/charges, net in the consolidated statement of income.
(5)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021. In the fourth quarter 2024, the company received reimbursement for previously approved insurance claims under policies
2025 PPG ANNUAL REPORT AND FORM 10-K 73

covering legacy asbestos-related matters. In the first quarter 2023, the company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2020. In the fourth quarter 2023, the company received reimbursement for a previously approved insurance claim under a policy covering legacy asbestos-related matters. These insurance recoveries are included in Other charges/(income), net on the consolidated statement of income.
(6)In the third quarter 2025, the Company recorded net impairment and other related charges related to a consolidated joint venture in the Performance Coatings segment, which are included in Other charges/(income), net on the consolidated statement of income. In the fourth quarter 2023, the Company recorded impairment and other related charges due to a non-cash goodwill impairment recognized for the Traffic Solutions reporting unit as a result of its annual goodwill impairment test. The fair value of the Traffic Solutions reporting unit decreased primarily due to increases in the cost of capital (discount rate assumption) and declines in the reporting unit’s long-term forecast driven by challenges at its operations in Argentina due to the highly inflationary environment and changes to the reporting unit’s global footprint, including the fourth quarter 2023 divestiture of its European and Australian businesses.
(7)In the fourth quarter 2025, the Company settled a legal matter related to a legacy business that it no longer operates. The related gain is included in Other charges/(income), net on the consolidated statement of income.
(8)In the fourth quarter 2025, the Company recorded a net charge related to the anticipated resolution of an outstanding tax matter. The Company expects to pay incremental income taxes and non-income taxes in the impacted taxing jurisdiction related to the matter. The portion of the charge related to non-income taxes is included in Other charges/(income), net on the consolidated statement of income. In connection with this matter, the Company reduced its provision for uncertain tax positions, the impact of which is included in income tax expense on the consolidated statement of income.
(9)In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso, significantly devaluing the currency relative to the United States dollar. Argentina currency devaluation losses represent foreign currency translation losses recognized during December 2023 related to the devaluation of the Argentine peso, which is included in Other charges/(income), net on the consolidated statement of income.
(10)In the first quarter 2023, PPG purchased group annuity contracts that transferred pension benefit obligations for certain of the Company’s retirees in the U.S. to third-party insurance companies, resulting in a non-cash pension settlement charge.
(11)Segment assets are the total assets used in the operation of each segment. Corporate assets principally include amounts recorded in Cash and cash equivalents, Deferred income taxes, and Property, plant and equipment, net on the consolidated balance sheet.
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
The rollforward of outstanding obligations confirmed as valid under the supplier finance programs for the years ended December 31, 2025 and 2024 is as follows:

($ in millions)	2025	2024
January 1	$251	$286
Invoices confirmed	569	598
Confirmed invoices paid	(600)	(673)
Currency impact	25	40
December 31	$245	$251

2025 PPG ANNUAL REPORT AND FORM 10-K 74

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
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management report on internal control over financial reporting.
Refer to Management Report on page 35 for management’s annual report on internal control over financial reporting. Refer to Report of Independent Registered Public Accounting Firm on pages 33-34 for PricewaterhouseCoopers LLP’s audit report on the Company’s internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption “Proposal 1: Election of Directors” in PPG’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders (the “Proxy Statement”) which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
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
2025 PPG ANNUAL REPORT AND FORM 10-K 75

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
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K:
(a)(2)    All financial statement schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes included in this Annual Report on Form 10-K.

2025 PPG ANNUAL REPORT AND FORM 10-K 76

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

	4.4
Seventh Supplemental Indenture, dated as of February 27, 2018, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 27, 2018.

	4.5
Eighth Supplemental Indenture, dated as of August 15, 2019, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2019.

	4.6
Ninth Supplemental Indenture, dated as of May 19, 2020, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 19, 2020.

	4.7
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

	4.11
Twelfth Supplemental Indenture, dated as of March 4, 2025, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 4, 2025.

	4.12
Thirteenth Supplemental Indenture, dated as of November 3, 2025, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025.

†	4.13	PPG Industries, Inc. Description of Securities
*	10
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

2025 PPG ANNUAL REPORT AND FORM 10-K 77

	10.5
PPG Industries, Inc. Deferred Compensation Plan for Directors related to compensation deferred on or after January 1, 2005, as amended and restated effective January 1, 2025, was filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2024.

*	10.6
PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred prior to January 1, 2005, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

†*	10.7	PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred on or after January 1, 2005, as amended and restated effective January 1, 2026.
*	10.8
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

	10.15
Amendment No. 1, dated as of December 15, 2023, to Term Loan Credit Agreement, dated as of April 12, 2023, among PPG Industries, Inc., the banks, financial institutions and other institutional lenders party thereto and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as administrative agent was filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2024.

	10.16
Amendment No. 2, dated as of December 6, 2024, to Term Loan Credit Agreement, dated as of April 12, 2023, among PPG Industries, Inc., the banks, financial institutions and other institutional lenders party thereto and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as administrative agent was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2024.

†	10.17
Amendment No. 3, dated as of November 4, 2025, to Term Loan Credit Agreement, dated as of April 12, 2023, among PPG Industries, Inc., the banks, financial institutions and other institutional lenders party thereto and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as administrative agent.

	10.18
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

*	10.19
PPG Industries, Inc. Incentive Compensation Plan for Key Employees, as amended and restated on December 11, 2024, was filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2024.

*	10.20
PPG Industries, Inc. Management Award Plan, as amended and restated on December 11, 2024 was filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2024.

	10.21
Separation Agreement and Release, dated October 14, 2024, between PPG Industries, Inc. and Ramaprasad Vadlamannati was filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2024.

	10.22
Employment Agreement between PPG Industries Europe Sàrl and K. Henrik Bergstrom dated June 2, 2022 was filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2024.

†	13.1	Market Information, Dividends, Holders of Common Stock and Stock Performance Graph.
	19.1	PPG Industries, Inc. Insider Trading Policy was filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2024.
†	21	Subsidiaries of the Registrant.
†	23	Consent of PricewaterhouseCoopers LLP.
2025 PPG ANNUAL REPORT AND FORM 10-K 78

†	24	Powers of Attorney.
†	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97.1
PPG Industries, Inc. Compensation Recovery Policy Adopted by the Board of Directors on July 20, 2023 was filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2024.

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

**
Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2025: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary
None.
2025 PPG ANNUAL REPORT AND FORM 10-K 79

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 19, 2026.

PPG INDUSTRIES, INC. (Registrant)

By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 19, 2026.

Signature	Capacity

/s/ Timothy M. Knavish	Chairman and Chief Executive Officer
Timothy M. Knavish

/s/ Vincent J. Morales	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Vincent J. Morales

/s/ Brian R. Williams	Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Brian R. Williams

K. L. Fortmann	Director
M. L. Healey	Director
G. R. Heminger	Director
M. W. Lamach	Director
K. A. Ligocki	Director	By:	/s/ Vincent J. Morales
M. T. Nally	Director		Vincent J. Morales, Attorney-in-Fact
G. Novo	Director
C. N. Roberts III	Director
T. M. Schneider	Director
C. R. Smith	Director
L. J. Topalian	Director
2025 PPG ANNUAL REPORT AND FORM 10-K 80