Form 10-Q
period 2026-03-31
PPG INDUSTRIES INC
filed 2026-04-29
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of March 31, 2026, 222.9 million shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended March 31
($ in millions, except per share amounts)	2026	2025
Net sales	$3,930	$3,684
Cost of sales, exclusive of depreciation and amortization	2,275	2,142
Selling, general and administrative	885	838
Depreciation	105	89
Amortization	27	32
Research and development, net	113	102
Interest expense	61	56
Interest income	(37)	(43)
Other income, net	(16)	(34)
Income before income taxes	$517	$502
Income tax expense	132	122
Income from continuing operations	$385	$380
Loss from discontinued operations, net of tax	—	(2)
Net income attributable to controlling and noncontrolling interests	$385	$378
Net income attributable to noncontrolling interests	(3)	(5)
Net income (attributable to PPG)	$382	$373
Amounts attributable to PPG:
Income from continuing operations, net of tax	$382	$375
Loss from discontinued operations, net of tax	—	(2)
Net income (attributable to PPG)	$382	$373

Earnings per common share:
Income from continuing operations, net of tax	$1.71	$1.64
Loss from discontinued operations, net of tax	—	(0.01)
Earnings per common share (attributable to PPG)	$1.71	$1.63

Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.70	$1.64
Loss from discontinued operations, net of tax	—	(0.01)
Earnings per common share (attributable to PPG) - assuming dilution	$1.70	$1.63
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31
($ in millions)	2026	2025
Net income attributable to controlling and noncontrolling interests	$385	$378
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefits	(2)	(5)
Unrealized foreign currency translation adjustments	(6)	281
Other comprehensive (loss)/income, net of tax:	($8)	$276
Total comprehensive income	$377	$654
Less: amounts attributable to noncontrolling interests:
Net income	(3)	(5)
Unrealized foreign currency translation adjustments	6	(1)
Comprehensive income attributable to PPG	$380	$648
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,573	$2,163
Short-term investments	51	56
Receivables, net	3,676	3,336
Inventories	2,162	1,996
Other current assets	508	408
Total current assets	$7,970	$7,959
Property, plant and equipment (net of accumulated depreciation of $4,777 and $4,724)	3,995	4,005
Goodwill	6,152	6,149
Identifiable intangible assets, net	1,960	1,971
Deferred income taxes	499	481
Investments	346	332
Operating lease right-of-use assets	603	604
Other assets	625	597
Total assets	$22,150	$22,098
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,001	$3,957
Restructuring reserves	78	99
Short-term debt and current portion of long-term debt	736	706
Current portion of operating lease liabilities	138	138
Total current liabilities	$4,953	$4,900
Long-term debt	6,407	6,602
Operating lease liabilities	449	450
Accrued pensions	550	550
Other postretirement benefits	390	392
Deferred income taxes	496	457
Other liabilities	651	650
Total liabilities	$13,896	$14,001
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,354	1,325
Retained earnings	23,165	22,942
Treasury stock, at cost	(15,206)	(15,119)
Accumulated other comprehensive loss	(2,178)	(2,176)
Total PPG shareholders’ equity	$8,104	$7,941
Noncontrolling interests	150	156
Total shareholders’ equity	$8,254	$8,097
Total liabilities and shareholders' equity	$22,150	$22,098
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2026	$969	$1,325	$22,942	($15,119)	($2,176)	$7,941	$156	$8,097
Net income attributable to controlling and noncontrolling interests	—	—	382	—	—	382	3	385
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	(6)	(8)
Cash dividends	—	—	(159)	—	—	(159)	—	(159)
Purchase of treasury stock	—	—	—	(101)	—	(101)	—	(101)
Issuance of treasury stock	—	34	—	14	—	48	—	48
Stock-based compensation activity	—	(5)	—	—	—	(5)	—	(5)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
March 31, 2026	$969	$1,354	$23,165	($15,206)	($2,178)	$8,104	$150	$8,254

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2025	$969	$1,272	$21,994	($14,342)	($3,108)	$6,785	$177	$6,962
Net income attributable to controlling and noncontrolling interests	—	—	373	—	—	373	5	378
Other comprehensive income, net of tax	—	—	—	—	275	275	1	276
Cash dividends	—	—	(154)	—	—	(154)	—	(154)
Purchase of treasury stock	—	—	—	(385)	—	(385)	—	(385)
Issuance of treasury stock	—	29	—	8	—	37	—	37
Stock-based compensation activity	—	(4)	—	—	—	(4)	—	(4)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Reductions in noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2025	$969	$1,297	$22,213	($14,719)	($2,833)	$6,927	$165	$7,092
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
($ in millions)	2026	2025
Operating activities:
Net income attributable to controlling and noncontrolling interests	$385	$378
Less: Loss from discontinued operations	—	(2)
Income from continuing operations	$385	$380
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	132	121
Stock-based compensation expense	11	23
Deferred income taxes	11	(20)
Cash used for restructuring actions	(16)	(18)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(343)	(396)
Inventories	(156)	(230)
Other current assets	(103)	(34)
Accounts payable and accrued liabilities	209	202
Taxes and interest payable	(32)	1
Noncurrent assets and liabilities, net	(39)	(43)
Other	(26)	(2)
Cash from/(used for) operating activities - continuing operations	$33	($16)
Cash used for operating activities - discontinued operations	—	(2)
Cash from/(used for) operating activities	$33	($18)
Investing activities:
Capital expenditures	($196)	($209)
Business acquisitions, net of cash balances acquired	(79)	—
Other	(4)	41
Cash used for investing activities	($279)	($168)
Financing activities:
Net proceeds from commercial paper	$567	$—
Proceeds from Term Loan, net of fees	—	309
Proceeds from the issuance of debt, net of discounts and fees	—	940
Repayment of long-term debt	(700)	—
Purchase of treasury stock	(96)	(394)
Dividends paid on PPG common stock	(159)	(154)
Other	54	(3)
Cash (used for)/from financing activities	($334)	$698
Effect of currency exchange rate changes on cash and cash equivalents	(10)	48
Net (decrease)/increase in cash and cash equivalents	($590)	$560
Cash and cash equivalents, beginning of period	2,163	1,270
Cash and cash equivalents, end of period	$1,573	$1,830

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$105	$55
Taxes paid, net of refunds	$144	$123

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$52	$63
Purchases of treasury stock transacted but not yet settled	$8	$—
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary to fairly state the financial position and shareholders' equity of PPG as of March 31, 2026 and the results of its operations and cash flows for the three months ended March 31, 2026 and 2025. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2025 Annual Report on Form 10-K (the "2025 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three months ended March 31, 2026 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported Net income, total assets, cash flows or shareholders’ equity.
2.New Accounting Standards
Recently Adopted Accounting Standards
PPG did not adopt any new accounting standards during the three months ended March 31, 2026.
Recently Issued Accounting Standards
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
3.     Inventories

($ in millions)	March 31, 2026	December 31, 2025
Finished products	$1,181	$1,067
Work in process	269	251
Raw materials	656	624
Supplies	56	54
Total Inventories	$2,162	$1,996
Most U.S. inventories are valued using the last-in, first-out method. If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been $182 million and $181 million higher as of March 31, 2026 and December 31, 2025, respectively.

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
The Company did not identify an indication of goodwill impairment for any of its reporting units or an indication of impairment of any of its indefinite-lived intangible assets during the three months ended March 31, 2026.
The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2026 was as follows:

($ in millions)	Global Architectural Coatings	Performance Coatings	Industrial Coatings	Total
January 1, 2026	$3,008	$1,914	$1,227	$6,149
Acquisitions, including purchase accounting adjustments	—	44	—	44
Foreign currency impact	(23)	(8)	(10)	(41)
March 31, 2026	$2,985	$1,950	$1,217	$6,152
As of both March 31, 2026 and December 31, 2025, accumulated goodwill impairment losses totaled $158 million, all of which relates to the Performance Coatings reportable segment.
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	March 31, 2026			December 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,270	$—	$1,270	$1,274	$—	$1,274
Definite-Lived Identifiable Intangible Assets
Acquired technology	$824	($725)	$99	$819	($720)	$99
Customer-related	1,777	(1,297)	480	1,782	(1,293)	489
Trade names	304	(194)	110	299	(191)	108
Other	46	(45)	1	46	(45)	1
Total Definite-Lived Intangible Assets	$2,951	($2,261)	$690	$2,946	($2,249)	$697
Total Identifiable Intangible Assets	$4,221	($2,261)	$1,960	$4,220	($2,249)	$1,971
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of March 31, 2026, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining nine months of 2026	$79
2027	$87
2028	$80
2029	$73
2030	$64
2031	$55
Thereafter	$252

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
The following table summarizes restructuring reserve activity for the three months ended March 31, 2026 and 2025:

	Total Reserve
($ in millions)	2026	2025
January 1	$226	$276
Approved restructuring actions	—	14
Release of prior reserves and other adjustments(a)	(1)	(13)
Cash payments	(16)	(18)
Foreign currency impact	(4)	8
March 31	$205	$267
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
In October 2025, PPG amended and restated its five-year credit agreement ("the Credit Agreement") dated as of August 30, 2019 to extend its maturity. The amended Credit Agreement provides for a $2.3 billion unsecured revolving credit facility, of which $2,148 million of the total commitment has a term through July 2029 and $152 million of the total commitment has a term through July 2028. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of March 31, 2026 and December 31, 2025.
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

The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings outstanding under the Credit Agreement were $567 million as of March 31, 2026 and zero as of December 31, 2025.
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
The Term Loan and Credit Agreement also require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of March 31, 2026, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 45%.
Other Long-term Debt Activities
In March 2026, PPG's $700 million 1.2% notes matured, and the Company repaid this obligation using cash on hand.
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
Restrictive Covenants and Cross-Default Provisions
As of March 31, 2026, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $271 million and $272 million as of March 31, 2026 and December 31, 2025, respectively.

7.    Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31
(number of shares in millions)	2026	2025
Weighted average common shares outstanding	223.7	228.0
Effect of dilutive securities:
Stock options	0.1	0.1
Other stock compensation plans	0.6	0.8
Potentially dilutive common shares	0.7	0.9
Adjusted weighted average common shares outstanding	224.4	228.9

Dividends per common share	$0.71	$0.68

Antidilutive securities(a):
Stock options	3.2	3.0
(a)Excluded from the computation of earnings per diluted share due to their antidilutive effect.
8.    Income Taxes

	Three Months Ended March 31
	2026	2025
Effective tax rate on Income before income taxes	25.5%	24.3%
Income tax expense for the three months ended March 31, 2026 and 2025 is based on an estimated annual effective rate, which requires management to make its best estimate of annual Income before income taxes. During the year, PPG management regularly updates forecasted annual Income before income taxes for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2026 results for the U.S. and foreign jurisdictions vary from estimates, the actual Income tax expense recognized in 2026 could be different from the forecasted amount used to estimate Income tax expense for the three months ended March 31, 2026.
9.    Pensions and Other Postretirement Benefits
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

Net periodic pension benefit cost and other postretirement benefit cost for the three months ended March 31, 2026 and 2025 was as follows:

	Pension		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
($ in millions)	2026	2025	2026	2025
Service cost	$2	$2	$1	$1
Interest cost	25	25	5	5
Expected return on plan assets	(28)	(26)	—	—
Amortization of actuarial losses	7	6	—	—
Amortization of prior service credit	—	—	(1)	(1)
Settlements	—	1	—	—
Net periodic benefit cost	$6	$8	$5	$5
PPG expects 2026 full year net periodic pension expense of approximately $20 million and net periodic other postretirement expense of approximately $20 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended March 31
($ in millions)	2026	2025
Non-U.S. defined benefit pension contributions	$3	$—

PPG expects to make required mandatory contributions to its defined benefit pension plans in the range of $20 million to $30 million during the remaining nine months of 2026. In addition to any mandatory contributions, PPG may elect to make voluntary contributions to its defined benefit pension plans in 2026 and beyond.
10.    Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (a)	Pension and Other Postretirement Benefit Adjustments, net of tax (b)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2025	($2,651)	($458)	$1	($3,108)
Current year deferrals to AOCL	141	(9)	—	132
Reclassifications from AOCL to net income	139	4	—	143
March 31, 2025	($2,371)	($463)	$1	($2,833)

January 1, 2026	($1,702)	($475)	$1	($2,176)
Current year deferrals to AOCL	—	(7)	—	(7)
Reclassifications from AOCL to net income	—	5	—	5
March 31, 2026	($1,702)	($477)	$1	($2,178)
(a)The tax (benefit)/cost related to unrealized foreign currency translation adjustments on net investment hedges was $(16) million and $60 million as of March 31, 2026 and 2025, respectively.
(b)The tax benefit related to the adjustment for pension and other postretirement benefits was $1 million and $2 million for the three months ended March 31, 2026 and 2025, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit cost (See Note 9, "Pensions and Other Postretirement Benefits").
11.    Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at March 31, 2026 and December 31, 2025, in the aggregate, except for long-term debt instruments.

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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three months ended March 31, 2026 and 2025.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three months ended March 31, 2026 and 2025, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the three months ended March 31, 2026 and 2025 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both March 31, 2026 and December 31, 2025. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps were liabilities of $7 million and $6 million at March 31, 2026 and December 31, 2025, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at March 31, 2026 and December 31, 2025.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $375 million as of March 31, 2026 and December 31, 2025, respectively, and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. As of March 31, 2026 and December 31, 2025, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $17 million and $11 million, respectively.
At both March 31, 2026 and December 31, 2025, PPG had designated €3.5 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments were $4.0 billion and $4.1 billion as of March 31, 2026 and December 31, 2025, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other income, net in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $3.2 billion and $2.9 billion at

March 31, 2026 and December 31, 2025, respectively. The fair values of these contracts were net liabilities of $13 million and net assets of $1 million as of March 31, 2026 and December 31, 2025, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
The following table summarizes the amount of gains and losses deferred in Other comprehensive income ("OCI") and the amount and location of gains and losses recognized within the condensed consolidated statement of income related to derivative and debt financial instruments for the three months ended March 31, 2026 and 2025. All amounts are shown on a pretax basis.

	Three Months Ended
	March 31, 2026		March 31, 2025		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain/(Loss) Recognized	Loss Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$11	$—	$16	Other income, net
Fair Value
Interest rate swaps	—	(1)	—	(2)	Interest expense
Total forward contracts and interest rate swaps	$—	$10	$—	$14
Net Investment
Cross currency swaps	$6	$2	($11)	$2	Interest expense
Foreign denominated debt	68	—	(174)	—
Total Net Investment	$74	$2	($185)	$2

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of March 31, 2026 and December 31, 2025, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2025 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities recorded in its condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 that were measured using Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis

	March 31, 2026			December 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$13	$—	$—	$10	$—	$—
Foreign currency forward contracts (a)	$—	$5	$—	$—	$5	$—
Investments:
Marketable equity securities	$72	$—	$—	$79	$—	$—
Other assets:
Cross currency swaps (b)	$—	$19	$—	$—	$15	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$18	$—	$—	$4	$—
Other liabilities:
Cross currency swaps (b)	$—	$2	$—	$—	$4	$—
Interest rate swaps (c)	$—	$7	$—	$—	$6	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	March 31, 2026 (a)	December 31, 2025 (b)
Long-term debt - carrying value	$7,096	$7,297
Long-term debt - fair value	$6,956	$7,215
(a)Excludes finance lease obligations of $6 million and short-term borrowings of $41 million as of March 31, 2026.
(b)Excludes finance lease obligations of $7 million and short-term borrowings of $4 million as of December 31, 2025.
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
On April 16, 2026, the Company’s shareholders approved the PPG Industries, Inc. 2026 Omnibus Incentive Plan (the “2026 Omnibus Plan”) to replace the PPG Amended Omnibus Plan which expired by its terms on April 21, 2026. The 2026 Omnibus Incentive Plan authorizes the Company to issue 6,903,753 shares of stock in the form of equity awards to employees, including 5,403,753 shares that were previously authorized under the PPG Amended Omnibus Plan and 1,500,000 additional shares approved by shareholders for issuance under the 2026 Omnibus Plan. Any equity awards granted under the PPG Amended Omnibus Plan between December 31, 2025 and April 21, 2026, the date that the 2026 Omnibus Plan became effective, have reduced the number of shares available for issuance under the 2026 Omnibus Incentive Plan one a one-for-one basis.

	Three Months Ended March 31
($ in millions)	2026	2025
Stock-based compensation expense	$11	$23
Income tax benefit recognized	$2	$5

Grants of stock-based compensation during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31
	2026		2025
	Shares	Fair Value	Shares	Fair Value
Stock options	278,903	$32.75	541,313	$32.93
Restricted stock units	316,121	$119.26	254,278	$111.50
Contingent shares (a)	55,195	$125.55	76,925	$114.39
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock options granted during the three months ended March 31, 2026 was calculated with the following weighted average assumptions:

Weighted average exercise price	$125.55
Risk-free interest rate	3.8%
Expected life of option in years	5.56
Expected dividend yield	1.9%
Expected volatility	27.2%
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
Asbestos Matters
As of March 31, 2026, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries (“Products Claims”);
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”); and
•asbestos-related claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”).
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required. Additionally, as a supplement to its periodic monitoring and review, the Company conducts discussions with counsel and engages valuation consultants to analyze its claims history and estimate the amount of the Company’s potential liability for asbestos-related claims. As of both March 31, 2026 and December 31, 2025, the Company's asbestos-related reserves totaled $43 million.
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

As remediation at certain environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to adjust the reserves for these sites. In 2025 and 2026, certain charges have been recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are expensed as incurred.
As of March 31, 2026 and December 31, 2025, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	March 31, 2026	December 31, 2025
New Jersey Chrome	$53	$56
Glass and chemical	42	45
Other	100	105
Total environmental reserves	$195	$206
Current portion	$54	$57
Pretax charges against income for environmental remediation costs are included in Other income, net in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31
($ in millions)	2026	2025
Environmental remediation pretax charges, net	$—	$—
Cash outlays for environmental remediation activities	$11	$3
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
PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils and groundwater, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. As of March 31, 2026 and December 31, 2025, PPG's reserve for remediation of all New Jersey Chrome sites was $53 million and $56 million, respectively. The major cost components of this liability are related to excavation of impacted soil as well as groundwater remediation. These components each account for approximately 70% and 10% of the amount accrued at March 31, 2026, respectively.

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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three months ended March 31, 2026 and 2025, service revenue constituted less than 5% of total revenue.

Net sales by segment and region for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31
($ in millions)	2026	2025
Global Architectural Coatings
Europe, Middle East and Africa ("EMEA")	$587	$542
Asia Pacific	50	46
Latin America	328	269
Total	$965	$857
Performance Coatings
United States and Canada	$714	$737
EMEA	362	313
Asia Pacific	232	190
Latin America	26	25
Total	$1,334	$1,265
Industrial Coatings
United States and Canada	$548	$547
EMEA	474	417
Asia Pacific	416	411
Latin America	193	187
Total	$1,631	$1,562
Total Net Sales
United States and Canada	$1,262	$1,284
EMEA	1,423	1,272
Asia Pacific	698	647
Latin America	547	481
Total PPG	$3,930	$3,684
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
The following table summarizes the activity for the allowance for doubtful accounts for the three months ended March 31, 2026 and 2025:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2026	2025
January 1	$22	$23
Bad debt expense	1	2
Write-offs and recoveries of previously reserved trade receivables	(3)	(6)
Other	—	1
March 31	$20	$20

15.    Reportable Business Segment Information
PPG is a multinational manufacturer with nine operating segments (which the Company refers to as “strategic business units”) that are organized based on the Company’s major products lines. The operating segments are aggregated into reportable business segments based on their similar economic characteristics, including similar nature of products, production processes, end-use markets and methods of distribution.

In the first quarter 2026, the PPG operating structure was modified, resulting in the combining of the previously separate specialty products operating segment into the industrial coatings operating segment. This modification had no impact on the Company's reportable segments.

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
The Industrial Coatings reportable business segment is comprised of the automotive original equipment manufacturer ("OEM") coatings, industrial coatings, and the packaging coatings operating segments. This reportable business segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, low-friction coatings, paint films and other specialty products.

Reportable business segment net sales and segment income for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31
($ in millions)	2026	2025
Global Architectural Coatings
Net sales to external customers	$965	$857
Cost of sales, exclusive of depreciation and amortization	461	429
Selling, general and administrative	307	274
Depreciation and amortization	29	26
Other (a)	13	10
Global Architectural Coatings segment income	$155	$118
Performance Coatings
Net sales to external customers	$1,334	$1,265
Cost of sales, exclusive of depreciation and amortization	695	675
Selling, general and administrative	277	256
Depreciation and amortization	38	33
Other (a)	36	27
Performance Coatings segment income	$288	$274
Industrial Coatings
Net sales to external customers	$1,631	$1,562
Cost of sales, exclusive of depreciation and amortization	1,110	1,038
Selling, general and administrative	212	200
Depreciation and amortization	52	48
Other (a)	64	61
Industrial Coatings segment income	$193	$215
Total Net Sales	$3,930	$3,684
Total Segment income	$636	$607
Corporate / Non-Segment Items
Corporate / non-segment unallocated, exclusive of depreciation and amortization	(74)	(81)
Corporate / non-segment depreciation and amortization	(9)	(14)
Interest expense, net of interest income	(24)	(13)
Business restructuring-related costs, net (b)	(5)	(9)
Portfolio optimization (c)	(7)	6
Insurance recovery (d)	—	6
Total Income from continuing operations before income taxes	$517	$502

	Three Months Ended March 31
($ in millions)	2026	2025
Expenditures for property, plant and equipment (including business acquisitions)
Global Architectural Coatings	$32	$38
Performance Coatings	161	51
Industrial Coatings	52	85
Corporate / Non-Segment Items	30	35
Total	$275	$209
Share of net earnings of equity affiliates
Global Architectural Coatings	$1	$1
Performance Coatings	1	1
Industrial Coatings	—	—
Corporate / Non-Segment Items	4	3
Total	$6	$5

($ in millions)	March 31, 2026	March 31, 2025
Segment assets (e)
Global Architectural Coatings	$6,821	$6,296
Performance Coatings	6,475	5,911
Industrial Coatings	5,684	5,457
Total segment assets	$18,980	$17,664
Corporate / Non-Segment Items	3,170	3,476
Total	$22,150	$21,140
Investment in equity affiliates
Global Architectural Coatings	$25	$21
Performance Coatings	29	26
Industrial Coatings	22	21
Total segment investment in equity affiliates	$76	$68
Corporate / Non-Segment Items	80	78
Total	$156	$146

	Three Months Ended March 31
($ in millions)	2026	2025
Geographic Information
Segment income
United States and Canada	$268	$273
EMEA	149	144
Asia Pacific	80	87
Latin America	139	103
Total	$636	$607
(a)Other segment items for each reportable business segment includes research and development, net and other segment expense/(income), net.
(b)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other income, net on the consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the consolidated statement of income, and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative and Other income, net on the consolidated statement of income.
(c)Portfolio optimization includes a $6 million charge related to the step‑up of acquired inventory in the first quarter 2026. Portfolio optimization also includes a $7 million gain recognized on the sale of a business in the first quarter 2025. There was no tax expense associated with that gain. Portfolio optimization also includes advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income.
(d)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021, which is included in Other income, net on the condensed consolidated statement of income.
(e)Segment assets are the total assets used in the operation of each segment. Corporate assets principally include amounts recorded in Cash and cash equivalents, Deferred income taxes, and Property, plant and equipment, net on the consolidated balance sheet.
16.    Supplier Finance
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
The rollforward of outstanding obligations confirmed as valid under the supplier finance programs for the three months ended March 31, 2026 and 2025 is as follows:

($ in millions)	2026	2025
January 1	$245	$251
Invoices confirmed	148	116
Confirmed invoices paid	(140)	(146)
Currency impact	(6)	9
March 31	$247	$230

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the condensed consolidated financial statements in Part I, Item 1, “Financial Statements,” of this report and in conjunction with the 2025 Form 10-K.
Highlights
Net sales were approximately $3.9 billion for the three months ended March 31, 2026, an increase of 7% compared to the prior year primarily due to the favorable impact of foreign currency translation and higher selling prices.

Income before income taxes was $517 million for the three months ended March 31, 2026, an increase of $15 million compared to the prior year, primarily due to higher selling prices, the favorable impact of foreign currency translation, and cost-control measures, partially offset by higher net interest costs and higher depreciation expense.
Results of Operations

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025
Net sales	$3,930	$3,684	6.7%
Cost of sales, exclusive of depreciation and amortization	$2,275	$2,142	6.2%
Selling, general and administrative	$885	$838	5.6%
Depreciation	$105	$89	18.0%
Amortization	$27	$32	(15.6)%
Research and development, net	$113	$102	10.8%
Interest expense	$61	$56	8.9%
Interest income	($37)	($43)	(14.0)%
Other income, net	($16)	($34)	(52.9)%

Net Sales by Region

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025
United States and Canada	$1,262	$1,284	(1.7)%
EMEA	1,423	1,272	11.9%
Asia Pacific	698	647	7.9%
Latin America	547	481	13.7%
Total	$3,930	$3,684	6.7%
Three Months Ended March 31, 2026
Net sales increased $246 million due to the following:
● Favorable foreign currency translation (+6%)
● Higher selling prices (+1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, increased $133 million primarily due to the unfavorable impact of foreign currency translation.
Selling, general and administrative expense increased $47 million primarily due to overhead cost inflation and the unfavorable impact of foreign currency translation, partially offset by cost-control measures.
Depreciation expense increased $16 million primarily due to higher capital spending in 2025.
Other income, net decreased by $18 million primarily due to the absence of a first quarter 2025 gain on an insurance reimbursement related to damages incurred at a southern U.S. factory from a winter storm in 2021, the absence of a first quarter 2025 gain on the sale of the Company's remaining Russia business, and a decrease in income recognized in connection with transition services agreements with the buyer of PPG's U.S. and Canada architectural coatings business.
Effective Tax Rate and Earnings Per Diluted Share

	Three Months Ended March 31		Percent Change
($ in millions, except percentages and amounts per share)	2026	2025	2026 vs. 2025
Income tax expense	$132	$122	8.2%
Effective tax rate	25.5%	24.3%	1.2%
Adjusted effective tax rate, continuing operations*	25.5%	24.5%	1.0%

Earnings per diluted share, continuing operations	$1.70	$1.64	3.7%
Adjusted earnings per diluted share*	$1.83	$1.72	6.4%
*See Regulation G Reconciliation below
Both Earnings per diluted share, continuing operations and Adjusted earnings per diluted share for the three months ended March 31, 2026 increased year over year due to higher selling prices, the favorable impact of foreign currency translation, cost-control actions and lower adjusted weighted average common shares outstanding due to share repurchases.
Regulation G Reconciliations - Results from Operations
PPG believes investors’ understanding of the Company’s performance is enhanced by the disclosure of net income from continuing operations, earnings per diluted share from continuing operations, PPG’s effective tax rate and segment income adjusted for certain items along with segment income before interest, taxes, depreciation and amortization ("Segment EBITDA"). PPG’s management considers this information useful in providing insight into the Company’s ongoing performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis or that are not attributable to our primary operations. Net income from continuing operations, earnings per diluted share from continuing operations, the effective tax rate and segment income adjusted for these items along with segment EBITDA are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered a substitute for net income from continuing operations, earnings per diluted share from continuing operations, the effective tax rate, segment income or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income, adjusted earnings per diluted share, the adjusted effective tax rate and segment EBITDA may not be comparable to similarly titled measures as reported by other companies.
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

	Three Months Ended March 31, 2026
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$517	$132	25.5%	$382	$1.70
Adjusted for:
Acquisition-related amortization expense	27	7	24.3%	20	0.09
Business restructuring-related costs, net(b)	5	1	23.2%	4	0.02
Portfolio optimization(c)	7	2	25.6%	5	0.02
Adjusted, continuing operations, excluding certain items	$556	$142	25.5%	$411	$1.83

	Three Months Ended March 31, 2025
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$502	$122	24.3%	$375	$1.64
Adjusted for:
Acquisition-related amortization expense	32	8	24.4%	24	0.10
Business restructuring-related costs, net(b)	9	2	19.7%	7	0.03
Portfolio optimization(c)	(6)	—	N/A	(6)	(0.03)
Insurance recovery(d)	(6)	(2)	24.3%	(4)	(0.02)
Adjusted, continuing operations, excluding certain items	$531	$130	24.5%	$396	$1.72
(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other income, net on the consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the consolidated statement of income, and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative and Other income, net on the consolidated statement of income.
(c)Portfolio optimization includes a $6 million charge related to the step‑up of acquired inventory in the first quarter 2026. Portfolio optimization also includes a $7 million gain recognized on the sale of a business in the first quarter 2025. There was no tax expense associated with that gain. Portfolio optimization also includes advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income.
(d)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021, which is included in Other income, net on the condensed consolidated statement of income.

Performance of Reportable Business Segments
Global Architectural Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026 vs. 2025
Net sales	$965	$857	$108	12.6%
Segment income	$155	$118	$37	31.4%
Depreciation and amortization expense	$29	$26	$3	11.5%
Segment income before interest, taxes, depreciation and amortization (EBITDA)	$184	$144	$40	27.8%
Three Months Ended March 31, 2026
Global Architectural Coatings net sales increased due to the following:
● Favorable foreign currency translation (+12%)
● Higher selling prices (+2%)
Partially offset by:
● Divestiture-related sales (-1%)
Architectural coatings – EMEA net sales, excluding the impact of currency, acquisitions and divestitures ("organic sales") decreased by a low single-digit percentage compared to the prior year with higher selling prices more than offset by lower sales volumes. Overall demand for architectural coatings in Europe was mixed by country.

Architectural coatings - Latin America and Asia Pacific organic sales increased by a mid-single-digit percentage compared to the prior-year quarter driven by strength in Latin America. In Mexico, retail sales volumes were solid in the quarter, reflecting strong consumer demand, while project-related spending recovered somewhat with increased government and local investment. Economic uncertainty continues to temper foreign direct business investment.

Segment income of $155 million was 31% higher than the prior year. The increase was driven by higher selling prices, favorable foreign currency translation and the positive impact of cost-control actions.

Looking Ahead
In the second quarter of 2026, the company expects further year-over-year strengthening in retail sales and a modest recovery of project-related spending in Mexico, while consumer sentiment in Europe is anticipated to remain mixed. Quarterly aggregate organic sales for the segment are expected to be in the range of flat to a positive low single-digit percentage compared to the second quarter 2025.

Performance Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026 vs. 2025
Net sales	$1,334	$1,265	$69	5.5%
Segment income	$288	$274	$14	5.1%
Depreciation and amortization expense	$38	$33	$5	15.2%
Segment EBITDA	$326	$307	$19	6.2%
Three Months Ended March 31, 2026
Performance Coatings net sales increased due to the following:
● Higher selling prices (+3%)
● Favorable foreign currency translation (+3%)
● Acquisitions (+1%)
Partially offset by:
● Lower sales volume (-2%)
Automotive refinish coatings organic sales decreased by a double-digit percentage versus the prior year. As expected, results were impacted by lower organic sales, reflecting a difficult comparison to the prior year when customer order patterns were heavily weighted to the first half of 2025. Automotive refinish coatings organic sales are anticipated to improve for PPG in the second half of the year, and we are already seeing early signs of demand improvement in the U.S. refinish market. Automotive insurance claims have been down a low single digit percentage in February and March, which reflects a more normalized level for the industry.
Aerospace coatings organic sales increased by a double-digit percentage compared to the first quarter 2025, led by higher selling prices and sales volumes. Demand is robust, and customer order backlogs remained strong, even with improved manufacturing output stemming from growth-related debottlenecking investments. Global international and domestic air travel improved year over year, and combined are above pre-pandemic levels. As demand for our technology-advantaged products grows, the company is focused on further manufacturing debottlenecking and capacity expansion through greenfield investment to drive additional volume growth in this resilient business.
Protective and marine coatings organic sales increased by a high single-digit percentage compared to the prior-year first quarter driven by higher sales volumes. Increased sales volumes were driven by share gains in both protective and marine, reflecting demand for PPG's sustainably-advantaged products.
First quarter organic sales for the traffic solutions business increased by a high single-digit percentage compared to the prior-year, outpacing the industry. The first quarter was the eighth consecutive quarter with year-over-year sales volume increases. Seasonally, first and fourth quarter sales in the business are typically lower, at about half of the second and third quarter levels, due to the difficulty of applying traffic markings in colder temperatures.
Segment income was $288 million, an increase of 5% versus the prior year, primarily due to higher selling prices, partially offset by the impact of lower automotive refinish sales volumes and higher growth-related investment spending in aerospace coatings and protective and marine coatings.
Looking Ahead
We anticipate continued strength in aerospace coatings as well as protective and marine coatings. While automotive refinish coatings continues to gain share through demand for the company's bundled coatings and digital services business model, we expect lower organic sales year over year in the second quarter due to customer order patterns in 2025. Automotive refinish coatings organic sales are anticipated to improve for PPG in the second half of the year. Traffic solutions is expected to follow typical seasonal trends. Second quarter organic sales for the segment are anticipated to be within the range of flat to a positive low single-digit percentage compared to the second quarter 2025.

Industrial Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026 vs. 2025
Net sales	$1,631	$1,562	$69	4.4%
Segment income	$193	$215	($22)	(10.2)%
Depreciation and amortization expense	$52	$48	$4	8.3%
Segment EBITDA	$245	$263	($18)	(6.8)%
Three Months Ended March 31, 2026
Industrial Coatings segment net sales increased due to the following:
● Favorable foreign currency translation (+4%)
● Higher sales volumes (+1%)
Offset by:
● Lower selling prices (-1%)
Organic sales for automotive OEM coatings decreased by a low single-digit percentage compared to the first quarter 2025 driven by lower indexed-based selling prices. Sales volumes were flat, including share gains, which outpaced the decline in global automotive industry production by about 300 basis points. Margins in the first quarter were negatively impacted by regional mix as China automotive production dropped in comparison to a particularly high level in the first quarter of last year. Global auto industry production in the second quarter is expected to be flat compared to the prior-year quarter with year over year declines in Europe and North America offset by growth in Asia Pacific and Latin America.
First quarter industrial coatings organic sales declined by a low single-digit percentage compared to the prior year driven by higher selling prices which were more than offset by lower sales volumes, mostly in the U.S. Sales in some product categories were above prior-year levels, including growth in heavy duty equipment and coil. The most pronounced weakness was in kitchen and bakeware, consumer electronics and appliances.
First quarter organic sales in packaging coatings increased by a double-digit percentage compared to the prior year, with higher sales volumes partially offset by lower index-based prices. Results reflect the positive momentum from share gains in the U.S. and Canada, Asia Pacific and Europe, aided by expanding European regulations. Globally, beverage and food packaging demand is solid, and PPG sales volume growth is expected to outpace the market.
Segment income was $193 million, a decrease of 10% versus the prior year, driven by lower index-based selling prices and unfavorable sales mix, partially offset by the impact of cost-control actions.
Looking Ahead
Our share gains in automotive OEM coatings and packaging coatings are yielding benefits, and we expect to outperform the respective markets again in the second quarter. As a result, aggregate organic sales for the segment are anticipated to be in the range of flat to a positive low single-digit percentage compared to the second quarter 2025 driven by flat selling prices and higher sales volumes.
Tariff Impact and Mitigation
PPG is impacted by the economic and political conditions in the markets we serve, which includes effects related to the imposition and magnitude of tariffs. The current global macroeconomic environment is highly dynamic, and we continue to monitor changes to tariffs and the corresponding impacts on our business. PPG did not experience a significant decrease in customer demand, significant increase in raw material costs, or other significant adverse impacts related to tariffs during the first three months of 2026. The Company continues to monitor overall economic demand and customer order patterns and is prepared to take actions intended to mitigate adverse impacts, as necessary, through supply chain contingency plans, pricing actions, and/or cost reduction actions.
Middle East Conflict and Price Increases
In the first quarter 2026, a military conflict commenced in the Middle East involving the United States, Israel and Iran. Although we do not have material operations in the Middle East, we continue to assess the impact of the conflict. In recent weeks, the global petrochemical, energy and transportation markets have experienced significant volatility and supply constraints, driven by factors outside the control of individual suppliers or manufacturers. This is resulting in higher costs for raw materials, energy, logistics and packaging across the coatings value chain. Considering our capabilities and assuming a macro environment with petrochemical feedstock prices at the spot price during April and May, the impact to PPG is expected to be a mid-single-digit percentage increase in the cost of goods sold for the remainder of the year. To ensure continuity of supply and service for customers worldwide, PPG has begun implementing a price increase of up to 20% across all product lines and services on a customer-by-customer basis or as existing contracts allow. Certain product categories, technologies and regions may require higher price adjustments to fully offset current cost inflation, and additional price increases may occur in the future as market conditions continue to evolve.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.6 billion and $2.2 billion at March 31, 2026 and December 31, 2025, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's ability to access the capital markets will be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and contractual obligations.
Cash from operating activities
Cash from operating activities for the three months ended March 31, 2026 was $33 million and cash used for operating activities for the three months ended March 31, 2025 was $18 million. The $51 million increase was primarily due to higher income from continuing operations and lower increases in working capital compared to the prior year.
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

($ in millions, except percentages)	March 31, 2026	December 31, 2025	March 31, 2025
Trade receivables, net	$3,195	$2,783	$2,917
Inventories, FIFO	2,344	2,177	2,288
Trade creditors’ liabilities	2,401	2,212	2,362
Operating working capital	$3,138	$2,748	$2,843
Operating working capital as a % of sales	20.0%	17.6%	19.3%
Days sales outstanding	65	59	64
Environmental

	Three Months Ended March 31
($ in millions)	2026	2025
Cash outlays for environmental remediation activities	$11	$3

($ in millions)	Remainder of 2026	Annually 2027 - 2030
Projected future cash outlays for environmental remediation activities	$30 - $50	$20 - $60
Cash used for investing activities
Cash used for investing activities for the three months ended March 31, 2026 and 2025 was $279 million and $168 million, respectively. The $111 million increase in cash used for investing activities was primarily due to business acquisitions in the current year.
Total capital spending is expected to be approximately $650 million to $700 million in 2026 in support of future organic growth opportunities.

Cash used for financing activities
Cash used for financing activities for the three months ended March 31, 2026 was $334 million and cash from financing activities for the three months ended March 31, 2025 was $698 million. The $1,032 million increase in cash used for financing activities was primarily due to net debt activity, including the repayment of the $700 million 1.2% notes, which matured in the quarter.
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
In October 2025, PPG amended its five-year credit agreement (the "Credit Agreement") dated as of August 30, 2019 to extend its maturity. The amended Credit Agreement provides for a $2.3 billion unsecured revolving credit facility, of which $2,148 million of the total commitment has a term through July 2029 and $152 million of the total commitment has a term through July 2028. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement as of March 31, 2026 and December 31, 2025.
The Term Loan and the Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan and the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of March 31, 2026, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 45%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings outstanding under the Credit Agreement were $567 million as of March 31, 2026 and zero as of December 31, 2025.
Other Debt Issued and Repaid
In March 2026, PPG's $700 million 1.2% notes matured, and the Company repaid this obligation using cash on hand.
In March 2025, PPG completed a public offering of €900 million 3.250% Notes due 2032. Refer to Note 6, “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.
Other Liquidity Information
Restructuring
Aggregate restructuring savings were approximately $20 million in the first quarter 2026. Total restructuring savings are expected to be approximately $60 million in 2026. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 5, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to restructuring actions of approximately $80 million to $100 million in 2026.
Currency
Comparing spot exchange rates at March 31, 2026 and at December 31, 2025, the U.S. dollar was relatively stable against the currencies of many countries within the regions PPG operates, resulting in no impact to consolidated net assets at March 31, 2026 compared to December 31, 2025.

Comparing average exchange rates during the first three months of 2026 to those of the first three months of 2025, the U.S. dollar weakened against the currencies of many countries where PPG operates, including the Mexican peso, partially offset by strengthening against the euro. This had an favorable impact on Income before income taxes for the three months ended March 31, 2026 of $29 million from the translation of these foreign earnings into U.S. dollars.
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
For a comprehensive discussion of the Company’s critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K. There were no material changes in the Company’s critical accounting estimates from the 2025 Form 10-K.
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
Consequently, while the list of factors presented here and in the 2025 Form 10-K under Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or income, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1A of the 2025 Form 10-K and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. Certain foreign currency forward contracts outstanding during 2026 and 2025 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts were net liabilities of $13 million and net assets of $1 million as of March 31, 2026 and December 31, 2025, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $443 million for the three months ended March 31, 2026 and $447 million for the year ended December 31, 2025.
PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $375 million as of both March 31, 2026 and December 31, 2025. The fair value of these contracts were net assets of $17 million and $11 million as of March 31, 2026 and December 31, 2025, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $39 million and $40 million at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, PPG had non-U.S. dollar denominated borrowings outstanding of $4.0 billion and $4.1 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $454 million at March 31, 2026 and $457 million at December 31, 2025.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both March 31, 2026 and December 31, 2025. The fair values of these contracts were liabilities of $7 million and $6 million as of March 31, 2026 and December 31, 2025, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased annual interest expense by $3 million and $2 million for the periods ended March 31, 2026 and December 31, 2025, respectively. Considering the debt balance outstanding at March 31, 2026 and December 31, 2025, a 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $6 million and $3 million for the periods ended March 31, 2026 and December 31, 2025, respectively. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $84 million and $73 million at March 31, 2026 and December 31, 2025, respectively; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2025 to March 31, 2026. Refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.

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
Since 2013, Westlake exclusively has controlled the defense of the Di Gregório litigation. In 2024, PPG learned that Westlake never substituted itself into the case in place of PPG or otherwise informed the Brazilian court that Westlake is the real party in interest and assumed all liability for the matter. On May 30, 2024, Westlake informed PPG that the Brazilian court entered an award against PPG (which remains the nominal defendant) that with prejudgment interest, fees, and costs would total over $700 million. More recently, Westlake informed PPG that it believes simple prejudgment interest applies to the judgment which would result in the final award being approximately $350 million. Westlake informed PPG that although it will continue to defend the case and pursue an appeal of the award, it will not post any bond, pay any judgment, or take any steps to prevent the plaintiff from attempting to execute on the judgment against PPG.3
On May 17, 2024, Eagle Spinco filed a lawsuit against PPG in Delaware Superior Court alleging breach of the Separation Agreement and requesting declaratory relief (the “Eagle Spinco Lawsuit”). In its lawsuit, Eagle Spinco sought to have the Di Gregório liability determined to be one in which its obligation is only to indemnify PPG for any damages PPG incurs net of any insurance coverage available from PPG’s insurers.
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
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2026:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
January 2026
Repurchase program	—	$—	—	17,112,110
February 2026
Repurchase program	—	$—	—	16,038,529
March 2026
Repurchase program	971,217	$102.96	971,217	17,577,414
Total quarter ended March 31, 2026
Repurchase program	971,217	$102.96	971,217	17,577,414
(1)In April 2024, PPG’s Board of Directors approved a $2.5 billion share repurchase plan. The remaining shares yet to be purchased under the program have been calculated using PPG’s closing stock price on the last business day of the respective month. The repurchase program does not have an expiration date.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-

Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.
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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheet at March 31, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and 2025, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 29, 2026	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)