Form 10-Q
period 2026-06-30
PPG INDUSTRIES INC
filed 2026-07-29
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of June 30, 2026, 222.3 million shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$4,495	$4,195	$8,425	$7,879
Cost of sales, exclusive of depreciation and amortization	2,687	2,432	4,962	4,574
Selling, general and administrative	931	872	1,816	1,710
Depreciation	108	102	213	191
Amortization	26	33	53	65
Research and development, net	107	106	220	208
Interest expense	71	62	132	118
Interest income	(42)	(44)	(79)	(87)
Other charges, net	38	34	22	—
Income before income taxes	$569	$598	$1,086	$1,100
Income tax expense	127	140	259	262
Income from continuing operations	$442	$458	$827	$838
Loss from discontinued operations, net of tax	(2)	—	(2)	(2)
Net income attributable to controlling and noncontrolling interests	$440	$458	$825	$836
Net income attributable to noncontrolling interests	(3)	(8)	(6)	(13)
Net income (attributable to PPG)	$437	$450	$819	$823
Amounts attributable to PPG:
Income from continuing operations, net of tax	$439	$450	$821	$825
Loss from discontinued operations, net of tax	(2)	—	(2)	(2)
Net income (attributable to PPG)	$437	$450	$819	$823

Earnings per common share:
Income from continuing operations, net of tax	$1.97	$1.98	$3.68	$3.63
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	(0.01)
Earnings per common share (attributable to PPG)	$1.96	$1.98	$3.67	$3.62

Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.96	$1.98	$3.66	$3.61
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	(0.01)
Earnings per common share (attributable to PPG) - assuming dilution	$1.95	$1.98	$3.65	$3.60
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Net income attributable to controlling and noncontrolling interests	$440	$458	$825	$836
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefits	(5)	(2)	(7)	(7)
Unrealized foreign currency translation adjustments	127	498	121	779
Other comprehensive income, net of tax:	$122	$496	$114	$772
Total comprehensive income	$562	$954	$939	$1,608
Less: amounts attributable to noncontrolling interests:
Net income	(3)	(8)	(6)	(13)
Unrealized foreign currency translation adjustments	—	(5)	6	(6)
Comprehensive income attributable to PPG	$559	$941	$939	$1,589
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,520	$2,163
Short-term investments	74	56
Receivables, net	3,912	3,336
Inventories	2,226	1,996
Other current assets	529	408
Total current assets	$8,261	$7,959
Property, plant and equipment (net of accumulated depreciation of $4,821 and $4,724)	4,024	4,005
Goodwill	6,163	6,149
Identifiable intangible assets, net	1,949	1,971
Deferred income taxes	530	481
Investments	374	332
Operating lease right-of-use assets	590	604
Other assets	643	597
Total assets	$22,534	$22,098
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,307	$3,957
Restructuring reserves	96	99
Short-term debt and current portion of long-term debt	691	706
Current portion of operating lease liabilities	135	138
Total current liabilities	$5,229	$4,900
Long-term debt	6,195	6,602
Operating lease liabilities	438	450
Accrued pensions	549	550
Other postretirement benefits	386	392
Deferred income taxes	506	457
Other liabilities	641	650
Total liabilities	$13,944	$14,001
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,366	1,325
Retained earnings	23,444	22,942
Treasury stock, at cost	(15,280)	(15,119)
Accumulated other comprehensive loss	(2,056)	(2,176)
Total PPG shareholders’ equity	$8,443	$7,941
Noncontrolling interests	147	156
Total shareholders’ equity	$8,590	$8,097
Total liabilities and shareholders' equity	$22,534	$22,098
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2026	$969	$1,325	$22,942	($15,119)	($2,176)	$7,941	$156	$8,097
Net income attributable to controlling and noncontrolling interests	—	—	382	—	—	382	3	385
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	(6)	(8)
Cash dividends	—	—	(159)	—	—	(159)	—	(159)
Purchase of treasury stock	—	—	—	(101)	—	(101)	—	(101)
Issuance of treasury stock	—	34	—	14	—	48	—	48
Stock-based compensation activity	—	(5)	—	—	—	(5)	—	(5)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
March 31, 2026	$969	$1,354	$23,165	($15,206)	($2,178)	$8,104	$150	$8,254
Net income attributable to the controlling and noncontrolling interests	—	—	437	—	—	437	3	440
Other comprehensive income, net of tax	—	—	—	—	122	122	—	122
Cash dividends	—	—	(158)	—	—	(158)	—	(158)
Purchase of treasury stock	—	—	—	(76)	—	(76)	—	(76)
Issuance of treasury stock	—	3	—	2	—	5	—	5
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reductions in noncontrolling interests	—	—	—	—	—	—	(5)	(5)
June 30, 2026	$969	$1,366	$23,444	($15,280)	($2,056)	$8,443	$147	$8,590

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2025	$969	$1,272	$21,994	($14,342)	($3,108)	$6,785	$177	$6,962
Net income attributable to controlling and noncontrolling interests	—	—	373	—	—	373	5	378
Other comprehensive income, net of tax	—	—	—	—	275	275	1	276
Cash dividends	—	—	(154)	—	—	(154)	—	(154)
Purchase of treasury stock	—	—	—	(385)	—	(385)	—	(385)
Issuance of treasury stock	—	29	—	8	—	37	—	37
Stock-based compensation activity	—	(4)	—	—	—	(4)	—	(4)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Reductions in noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2025	$969	$1,297	$22,213	($14,719)	($2,833)	$6,927	$165	$7,092
Net income attributable to the controlling and noncontrolling interests	—	—	450	—	—	450	8	458
Other comprehensive income/(loss), net of tax	—	—	—	—	491	491	5	496
Cash dividends	—	—	(154)	—	—	(154)	—	(154)
Purchase of treasury stock	—	—	—	(151)	—	(151)	—	(151)
Issuance of treasury stock	—	4	—	1	—	5	—	5
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
June 30, 2025	$969	$1,310	$22,509	($14,869)	($2,342)	$7,577	$167	$7,744
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
($ in millions)	2026	2025
Operating activities:
Net income attributable to controlling and noncontrolling interests	$825	$836
Less: Loss from discontinued operations	(2)	(2)
Income from continuing operations	$827	$838
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	266	256
Stock-based compensation expense	27	36
Deferred income taxes	(33)	(22)
Cash used for restructuring actions	(28)	(45)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(623)	(745)
Inventories	(189)	(256)
Other current assets	(112)	3
Accounts payable and accrued liabilities	481	300
Taxes and interest payable	35	(94)
Noncurrent assets and liabilities, net	(56)	(22)
Other	(1)	122
Cash from operating activities - continuing operations	$594	$371
Cash used for operating activities - discontinued operations	(2)	(2)
Cash from operating activities	$592	$369
Investing activities:
Capital expenditures	($309)	($330)
Business acquisitions, net of cash balances acquired	(145)	—
Other	(4)	42
Cash used for investing activities	($458)	($288)
Financing activities:
Proceeds from the issuance of debt, net of discounts and fees	$403	$940
Proceeds from Term Loan, net of fees	—	309
Repayment of long-term debt	(700)	(341)
Purchase of treasury stock	(175)	(540)
Dividends paid on PPG common stock	(317)	(308)
Other	11	(23)
Cash (used for)/from financing activities	($778)	$37
Effect of currency exchange rate changes on cash and cash equivalents	1	173
Net (decrease)/increase in cash and cash equivalents	($643)	$291
Cash and cash equivalents, beginning of period	2,163	1,270
Cash and cash equivalents, end of period	$1,520	$1,561

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$167	$117
Taxes paid, net of refunds	$230	$230

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$59	$67
Purchases of treasury stock transacted but not yet settled	$4	$4
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary to fairly state the financial position and shareholders' equity of PPG as of June 30, 2026 and the results of its operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2025 Annual Report on Form 10-K (the "2025 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and six months ended June 30, 2026 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported Net income, total assets, cash flows or shareholders’ equity.
2.New Accounting Standards
Recently Adopted Accounting Standards
PPG did not adopt any new accounting standards during the six months ended June 30, 2026.
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
In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)". The ASU improves the financial accounting for and disclosure of environmental credit obligations by creating a comprehensive framework to apply to transactions that generate, purchase, or receive environmental credits. This ASU will be effective for PPG beginning January 1, 2028. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3.     Inventories

($ in millions)	June 30, 2026	December 31, 2025
Finished products	$1,203	$1,067
Work in process	270	251
Raw materials	693	624
Supplies	60	54
Total Inventories	$2,226	$1,996
Most U.S. inventories are valued using the last-in, first-out method. If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been $185 million and $181 million higher as of June 30, 2026 and December 31, 2025, respectively.
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
The Company did not identify an indication of goodwill impairment for any of its reporting units or an indication of impairment of any of its indefinite-lived intangible assets during the six months ended June 30, 2026.
The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2026 was as follows:

($ in millions)	Global Architectural Coatings	Performance Coatings	Industrial Coatings	Total
January 1, 2026	$3,008	$1,914	$1,227	$6,149
Acquisitions, including purchase accounting adjustments	—	63	—	63
Foreign currency impact	(19)	(15)	(15)	(49)
June 30, 2026	$2,989	$1,962	$1,212	$6,163
As of both June 30, 2026 and December 31, 2025, accumulated goodwill impairment losses totaled $158 million, all of which relates to the Performance Coatings reportable segment.
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	June 30, 2026			December 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,286	$—	$1,286	$1,274	$—	$1,274
Definite-Lived Identifiable Intangible Assets
Acquired technology	$823	($731)	$92	$819	($720)	$99
Customer-related	1,774	(1,310)	464	1,782	(1,293)	489
Trade names	303	(197)	106	299	(191)	108
Other	46	(45)	1	46	(45)	1
Total Definite-Lived Intangible Assets	$2,946	($2,283)	$663	$2,946	($2,249)	$697
Total Identifiable Intangible Assets	$4,232	($2,283)	$1,949	$4,220	($2,249)	$1,971
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.

As of June 30, 2026, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining six months of 2026	$53
2027	$87
2028	$80
2029	$73
2030	$64
2031	$55
Thereafter	$251
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
The following table summarizes restructuring reserve activity for the six months ended June 30, 2026 and 2025:

	Total Reserve
($ in millions)	2026	2025
January 1	$226	$276
Approved restructuring actions	19	32
Release of prior reserves and other adjustments(a)	(18)	(24)
Cash payments	(28)	(45)
Foreign currency impact	(7)	28
June 30	$192	$267
(a)Certain releases were recorded to reflect the current estimate of costs to complete planned business restructuring actions.
The majority of the approved business restructuring actions and associated cash outlays are expected to be completed in 2026 and 2027.
6.    Borrowings
Credit Agreements
In April 2023, PPG entered into a €500 million term loan credit agreement (the "Term Loan"). The Term Loan contains covenants that are consistent with those in the Credit Agreements discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. In April 2023, PPG borrowed €500 million under the Term Loan. In December 2023, PPG obtained lender commitments sufficient to increase the size of the Term Loan by €250 million. In January 2024, PPG borrowed the additional €250 million. In December 2024, PPG obtained lender commitments sufficient to increase the size of the Term Loan by €300 million. In January 2025, PPG borrowed the additional €300 million. In January 2026, the Term Loan was amended to extend its maturity. Based on this amendment, the Term Loan terminates and all amounts outstanding are payable in January 2029. The Term Loan is denominated in euro and has been designated as a hedge of the net investment in the Company’s European operations. For more information, refer to Note 11 “Financial Instruments, Hedging Activities and Fair Value Measurements.”
In October 2025, PPG amended and restated its five-year credit agreement ("the Credit Agreement") dated as of August 30, 2019 to extend its maturity. The amended Credit Agreement provides for a $2.3 billion unsecured revolving credit facility, of which $2,148 million of the total commitment has a term through July 2029 and $152 million of the total commitment has a term through July 2028. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. In May 2026, PPG entered into a €250 million unsecured revolving credit agreement

(the “Euro Credit Agreement”) that expires in May 2028. The Company has the right, subject to certain conditions set forth in the Credit Agreement and the Euro Credit Agreement, to designate certain subsidiaries of the Company as borrowers. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the applicable agreement. There were no amounts outstanding under either the Credit Agreement or the Euro Credit Agreement as of June 30, 2026 and December 31, 2025.
Borrowings under the Credit Agreement may be made in U.S. Dollars or in euros, and borrowings under the Euro Credit Agreement are denominated in euros. The Credit Agreement and the Euro Credit Agreement provide that loans will bear interest at rates based, at the Company’s option, on one of two specified base rates or applicable benchmark rates, plus a margin based on certain formulas defined in each agreement. Additionally, each agreement contains a Commitment Fee on the amount of unused commitments ranging from 0.060% to 0.125% per annum.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings outstanding under the Credit Agreement were zero as of both June 30, 2026 and December 31, 2025.
The Credit Agreement and the Euro Credit Agreement contain usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement and the Euro Credit Agreement contain, among other things, customary events of default that would permit the lenders to accelerate the loans, including the failure to make timely payments when due under the applicable agreement or other material indebtedness, the failure to satisfy covenants contained in the applicable agreement, a change in control of the Company and specified events of bankruptcy and insolvency.
The Term Loan, Credit Agreement and Euro Credit Agreement also require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of June 30, 2026, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 44%.
Other Long-term Debt Activities
In June 2026, PPG completed an offering of 180 million Swiss francs (CHF) 1.2175% Notes due 2030 and CHF140 million 1.6648% Notes due 2034. These notes were issued pursuant to the terms and conditions governing the notes under Swiss law. The terms and conditions include covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness and engage in certain sale-leaseback transactions. The notes also require the Company to make an offer to repurchase notes upon the occurrence of a Change of Control Event (as defined therein) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time under these terms. The aggregate cash proceeds from the notes, net of discounts and fees, was $403 million. The notes are denominated in Swiss francs and are listed on the SIX Swiss Exchange. The notes have been designated as hedges of net investments in the Company’s Swiss operations. Refer to Note 11 “Financial Instruments, Hedging Activities and Fair Value Measurements.” for additional information.
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

Restrictive Covenants and Cross-Default Provisions
As of June 30, 2026, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
Additionally, the Company’s credit agreements contain customary cross-default provisions. These provisions provide that a default on a debt service payment of $50 million or more depending on the agreement for longer than the grace period provided under another agreement may result in an event of default under this agreement. None of the Company’s primary debt obligations are secured or guaranteed by the Company’s affiliates.
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $273 million and $272 million as of June 30, 2026 and December 31, 2025, respectively.
7.    Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(number of shares in millions)	2026	2025	2026	2025
Weighted average common shares outstanding	223.0	226.8	223.4	227.4
Effect of dilutive securities:
Stock options	0.1	0.1	0.1	0.1
Other stock compensation plans	0.8	0.8	0.7	0.8
Potentially dilutive common shares	0.9	0.9	0.8	0.9
Adjusted weighted average common shares outstanding	223.9	227.7	224.2	228.3

Dividends per common share	$0.71	$0.68	$1.42	$1.36

Antidilutive securities(a):
Stock options	3.2	3.0	3.2	3.0
(a)Excluded from the computation of earnings per diluted share due to their antidilutive effect.
8.    Income Taxes

	Six Months Ended June 30
	2026	2025
Effective tax rate on Income before income taxes	23.8%	23.8%
Income tax expense for the six months ended June 30, 2026 and 2025 is based on an estimated annual effective rate, which requires management to make its best estimate of annual Income before income taxes. During the year, PPG management regularly updates forecasted annual Income before income taxes for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2026 results for the U.S. and foreign jurisdictions vary from estimates, the actual Income tax expense recognized in 2026 could be different from the forecasted amount used to estimate Income tax expense for the six months ended June 30, 2026.
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

Net periodic pension benefit cost and other postretirement benefit cost for the three and six months ended June 30, 2026 and 2025 was as follows:

	Pension
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Service cost	$3	$2	$5	$4
Interest cost	25	26	50	51
Expected return on plan assets	(29)	(26)	(57)	(52)
Amortization of actuarial losses	6	6	13	12
Settlements	1	—	1	1
Net periodic benefit cost	$6	$8	$12	$16

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Service cost	$—	$—	$1	$1
Interest cost	5	6	10	11
Amortization of actuarial gains	(1)	—	(1)	—
Amortization of prior service credit	—	(1)	(1)	(2)
Net periodic benefit cost	$4	$5	$9	$10
PPG expects 2026 full year net periodic pension expense of approximately $20 million and net periodic other postretirement expense of approximately $20 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
U.S. defined benefit pension contributions	$7	$7	$7	$7
Non-U.S. defined benefit pension contributions	$—	$1	$3	$1

PPG expects to make required mandatory contributions to its defined benefit pension plans in the range of $10 million to $20 million during the remaining six months of 2026. In addition to any mandatory contributions, PPG may elect to make voluntary contributions to its defined benefit pension plans in 2026 and beyond.

10.    Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (a)	Pension and Other Postretirement Benefit Adjustments, net of tax (b)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2025	($2,651)	($458)	$1	($3,108)
Current year deferrals to AOCL	634	(15)	—	619
Reclassifications from AOCL to net income	139	8	—	147
June 30, 2025	($1,878)	($465)	$1	($2,342)

January 1, 2026	($1,702)	($475)	$1	($2,176)
Current year deferrals to AOCL	127	(16)	—	111
Reclassifications from AOCL to net income	—	9	—	9
June 30, 2026	($1,575)	($482)	$1	($2,056)
(a)The tax benefit related to unrealized foreign currency translation adjustments on net investment hedges was $1 million and $39 million as of June 30, 2026 and 2025, respectively.
(b)The tax benefit related to the adjustment for pension and other postretirement benefits was $3 million for both the six months ended June 30, 2026 and 2025. Reclassifications from AOCL are included in the computation of net periodic benefit cost (See Note 9, "Pensions and Other Postretirement Benefits").
11.    Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at June 30, 2026 and December 31, 2025, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the six months ended June 30, 2026 and 2025.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the six months ended June 30, 2026 and 2025, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the six months ended June 30, 2026 and 2025 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both June 30, 2026 and December 31, 2025. These swaps are designated as fair value hedges and are carried at fair value.

Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps were liabilities of $9 million and $6 million at June 30, 2026 and December 31, 2025, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at June 30, 2026 and December 31, 2025.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated and Swiss franc-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $375 million as of both June 30, 2026 and December 31, 2025 and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. As of June 30, 2026 and December 31, 2025, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $19 million and $11 million, respectively.
At both June 30, 2026 and December 31, 2025, PPG had designated €3.5 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments were $4.0 billion and $4.1 billion as of June 30, 2026 and December 31, 2025, respectively.
At June 30, 2026, PPG had designated CHF320 million of Swiss franc-denominated borrowings as a hedge of a portion of its net investment in its Swiss operations. The carrying value of the designated borrowings was $396 million at June 30, 2026. No Swiss franc-denominated borrowings were designated as net investment hedges at December 31, 2025.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges, net in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $3.4 billion and $2.9 billion at June 30, 2026 and December 31, 2025, respectively. The fair values of these contracts were net assets of $5 million and $1 million as of June 30, 2026 and December 31, 2025, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
The following table summarizes the amount of gains and losses deferred in Other comprehensive income ("OCI") and the amount and location of gains and losses recognized within the condensed consolidated statement of income related to derivative and debt financial instruments for the three and six months ended June 30, 2026 and 2025. All amounts are shown on a pretax basis.

	Three Months Ended
	June 30, 2026		June 30, 2025		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain/(Loss) Recognized	Loss Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$13	$—	$43	Other charges, net
Fair Value
Interest rate swaps	—	(1)	—	(1)	Interest expense
Total forward contracts and interest rate swaps	$—	$12	$—	$42
Net Investment
Cross currency swaps	$2	$2	($31)	$2	Interest expense
Foreign denominated debt	61	—	(379)	—
Total Net Investment	$63	$2	($410)	$2

	Six Months Ended
	June 30, 2026		June 30, 2025		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain/(Loss) Recognized	Loss Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$24	$—	$59	Other charges, net
Fair Value
Interest rate swaps	—	(2)	—	(3)	Interest expense
Total forward contracts and interest rate swaps	$—	$22	$—	$56
Net Investment
Cross currency swaps	$8	$4	($42)	$4	Interest expense
Foreign denominated debt	129	—	(553)	—
Total Net Investment	$137	$4	($595)	$4

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of June 30, 2026 and December 31, 2025, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2025 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities recorded in its condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 that were measured using Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis

	June 30, 2026			December 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$13	$—	$—	$10	$—	$—
Foreign currency forward contracts (a)	$—	$17	$—	$—	$5	$—
Investments:
Marketable equity securities	$83	$—	$—	$79	$—	$—
Other assets:
Cross currency swaps (b)	$—	$21	$—	$—	$15	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$12	$—	$—	$4	$—
Other liabilities:
Cross currency swaps (b)	$—	$2	$—	$—	$4	$—
Interest rate swaps (c)	$—	$9	$—	$—	$6	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	June 30, 2026 (a)	December 31, 2025 (b)
Long-term debt - carrying value	$6,876	$7,297
Long-term debt - fair value	$6,773	$7,215
(a)Excludes finance lease obligations of $6 million and short-term borrowings of $4 million as of June 30, 2026.
(b)Excludes finance lease obligations of $7 million and short-term borrowings of $4 million as of December 31, 2025.
The fair values of the debt instruments were measured using Level 2 inputs, including discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities.
12.    Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”), market stock units ("MSUs") and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return ("TSR"). All current grants of stock options, RSUs, MSUs and contingent shares made before April 21, 2026 were made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016.
On April 16, 2026, the Company’s shareholders approved the PPG Industries, Inc. 2026 Omnibus Incentive Plan (the “2026 Omnibus Plan”) to replace the PPG Amended Omnibus Plan which expired by its terms on April 21, 2026. The 2026 Omnibus Incentive Plan authorizes the Company to issue 6,903,753 shares of stock in the form of equity awards to employees, including 5,403,753 shares that were previously authorized under the PPG Amended Omnibus Plan and 1,500,000 additional shares approved by shareholders for issuance under the 2026 Omnibus Plan. Any equity awards granted under the PPG Amended Omnibus Plan between December 31, 2025 and April 21, 2026, the date that the 2026 Omnibus Plan became effective, have reduced the number of shares available for issuance under the 2026 Omnibus Incentive Plan on a one-for-one basis.

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Stock-based compensation expense	$16	$13	$27	$36
Income tax benefit recognized	$3	$3	$5	$8

Grants of stock-based compensation during the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30
	2026		2025
	Shares	Fair Value	Shares	Fair Value
Stock options	278,903	$32.75	542,263	$32.93
Restricted stock units	402,119	$117.05	275,472	$111.55
Market stock units	118,989	$112.76	—	$—
Contingent shares (a)	55,195	$125.55	76,925	$114.39
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock options granted during the six months ended June 30, 2026 was calculated with the following weighted average assumptions:

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
Performance-based RSUs vest based on achieving specific annual performance targets for adjusted earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets. The amount paid upon vesting of performance-based RSUs may range from 0% to 200% of the original grant, based upon the level of adjusted earnings per share growth achieved and frequency with which the annual cash flow return on capital performance target is met over the three calendar year periods comprising the vesting period. Beginning with 2026 grants, the amount paid upon vesting of performance-based RSUs may range from 0% to 200% of the original grant based upon the level of adjusted earnings per share growth and level of cash flow return on capital growth achieved over the three calendar year periods comprising the vesting period. Performance against the earnings per share growth and the cash flow return on capital target is calculated annually, and the annual payout for each goal is weighted equally over the three-year period.
The Company provides grants of performance-based MSUs to selected key executives. MSUs vest at the end of the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock at the end of the vesting period. The number of shares earned at the end of the three-year performance period may range from 0% to 200%, based on absolute stock price appreciation or depreciation over the performance period. Payout is subject to achieving a specified threshold level of adjusted earnings per share. The Company estimates the fair value of the MSUs at the grant date using a Monte Carlo simulation model and recognizes the resulting expense over the requisite three-year service period. PPG will account for any forfeitures as they occur. The fair value of the MSUs granted during the six months ended June 30, 2026 was calculated with the following assumptions:

Risk-free interest rate	3.9%
Expected dividend yield	2.5%
Expected volatility	25.4%

The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal in length to the performance period. The expected dividend yield is based on the quarterly dividend amount and the average three-month stock price, both as of the grant date. The expected volatility is based on historical stock price volatility over a look back term from the grant date equal in length to the performance period.
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
Asbestos Matters
As of June 30, 2026, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries (“Products Claims”);
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”); and
•asbestos-related claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”).
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required. Additionally, as a supplement to its periodic monitoring and review, the Company conducts discussions with counsel and engages valuation consultants to analyze its claims history and estimate the amount of the Company’s potential liability for asbestos-related claims. As of June 30, 2026 and December 31, 2025, the Company's asbestos-related reserves totaled $42 million and $43 million, respectively.
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
As of June 30, 2026 and December 31, 2025, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	June 30, 2026	December 31, 2025
New Jersey Chrome	$75	$56
Glass and chemical	41	45
Other	98	105
Total environmental reserves	$214	$206
Current portion	$69	$57
Pretax charges against income for environmental remediation costs are included in Other charges, net in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Environmental remediation pretax charges, net	$26	$16	$26	$16
Cash outlays for environmental remediation activities	$7	$7	$18	$10
In the second quarter 2026, the Company recognized $25 million of environmental remediation charges related to an increase in the expected cost of site remediation at the New Jersey Chrome site, which is a legacy PPG manufacturing site.
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
PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils and groundwater, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. As of June 30, 2026 and December 31, 2025, PPG's reserve for remediation of all New Jersey Chrome sites was $75 million and $56 million, respectively. The major cost components of this liability are related to excavation of impacted soil as well as groundwater remediation. These components each account for approximately 70% and 15% of the amount accrued at June 30, 2026, respectively.
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
Other Matters
PPG has been named as a defendant in various pending and newly filed lawsuits in Cook County, Illinois in which approximately 400 plaintiffs allege bodily injury from the purported inhalation of ethylene oxide air emissions from a surfactants manufacturing facility in Gurnee, Illinois, which PPG owned and operated from 1986 to 1997. The plaintiffs seek damages in an unspecified amount. The first trial is currently scheduled to begin in October 2026. The Company continues to defend its interests vigorously. The Company is unable to predict the outcome or reasonably estimate any potential losses associated with these claims.

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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the six months ended June 30, 2026 and 2025, service revenue constituted less than 5% of total revenue.
Net sales by segment and region for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Global Architectural Coatings
Europe, Middle East and Africa ("EMEA")	$675	$657	$1,262	$1,199
Asia Pacific	55	49	105	95
Latin America	368	312	696	581
Total	$1,098	$1,018	$2,063	$1,875
Performance Coatings
United States and Canada	$928	$923	$1,642	$1,660
EMEA	378	329	740	642
Asia Pacific	283	233	515	423
Latin America	30	27	56	52
Total	$1,619	$1,512	$2,953	$2,777
Industrial Coatings
United States and Canada	$591	$572	$1,139	$1,119
EMEA	494	448	968	865
Asia Pacific	482	445	898	856
Latin America	211	200	404	387
Total	$1,778	$1,665	$3,409	$3,227
Total Net Sales
United States and Canada	$1,519	$1,495	$2,781	$2,779
EMEA	1,547	1,434	2,970	2,706
Asia Pacific	820	727	1,518	1,374
Latin America	609	539	1,156	1,020
Total PPG	$4,495	$4,195	$8,425	$7,879

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
The following table summarizes the activity for the allowance for doubtful accounts for the six months ended June 30, 2026 and 2025:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2026	2025
January 1	$22	$23
Bad debt expense	9	7
Write-offs and recoveries of previously reserved trade receivables	(10)	(11)
Other	—	1
June 30	$21	$20
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
The Performance Coatings reportable business segment is comprised of the automotive refinish coatings, aerospace, protective and marine coatings and traffic solutions operating segments. This reportable business segment primarily supplies a variety of coatings, solvents, adhesives, sealants, foams and finishes, along with pavement marking products, transparencies and paint films.
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

Reportable business segment net sales and segment income for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Global Architectural Coatings
Net sales to external customers	$1,098	$1,018	$2,063	$1,875
Cost of sales, exclusive of depreciation and amortization	541	498	1,003	927
Selling, general and administrative	326	308	633	582
Depreciation and amortization	28	27	58	53
Other (a)	18	25	29	35
Global Architectural Coatings segment income	$185	$160	$340	$278
Performance Coatings
Net sales to external customers	$1,619	$1,512	$2,953	$2,777
Cost of sales, exclusive of depreciation and amortization	922	819	1,615	1,494
Selling, general and administrative	301	275	578	531
Depreciation and amortization	39	33	78	66
Other (a)	28	29	65	56
Performance Coatings segment income	$329	$356	$617	$630
Industrial Coatings
Net sales to external customers	$1,778	$1,665	$3,409	$3,227
Cost of sales, exclusive of depreciation and amortization	1,221	1,113	2,333	2,152
Selling, general and administrative	218	205	430	405
Depreciation and amortization	53	49	104	96
Other (a)	57	71	120	132
Industrial Coatings segment income	$229	$227	$422	$442
Total Net Sales	$4,495	$4,195	$8,425	$7,879
Total Segment income	$743	$743	$1,379	$1,350
Corporate / Non-Segment Items
Corporate / non-segment unallocated, exclusive of depreciation and amortization	(83)	(74)	(157)	(154)
Corporate / non-segment depreciation and amortization	(8)	(15)	(17)	(30)
Interest expense, net of interest income	(29)	(18)	(53)	(31)
Business restructuring-related costs, net (b)	(13)	(20)	(18)	(29)
Portfolio optimization (c)	(5)	(2)	(12)	4
Legacy environmental remediation charges (d)	(25)	(16)	(25)	(16)
Legal settlement (e)	(11)	—	(11)	—
Insurance recovery (f)	—	—	—	6
Total Income from continuing operations before income taxes	$569	$598	$1,086	$1,100

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Expenditures for property, plant and equipment (including business acquisitions)
Global Architectural Coatings	$23	$19	$55	$57
Performance Coatings	102	27	263	78
Industrial Coatings	29	32	81	117
Corporate / Non-Segment Items	25	43	55	78
Total	$179	$121	$454	$330
Share of net earnings of equity affiliates
Global Architectural Coatings	$—	$—	$1	$1
Performance Coatings	1	2	2	3
Industrial Coatings	1	—	1	—
Corporate / Non-Segment Items	3	3	7	6
Total	$5	$5	$11	$10

($ in millions)	June 30, 2026	June 30, 2025
Segment assets (g)
Global Architectural Coatings	$6,926	$6,819
Performance Coatings	6,717	6,268
Industrial Coatings	5,764	5,696
Total segment assets	$19,407	$18,783
Corporate / Non-Segment Items	3,127	3,316
Total	$22,534	$22,099
Investment in equity affiliates
Global Architectural Coatings	$24	$23
Performance Coatings	30	27
Industrial Coatings	23	21
Total segment investment in equity affiliates	$77	$71
Corporate / Non-Segment Items	81	80
Total	$158	$151

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Geographic Information
Segment income
United States and Canada	$320	$360	$588	$633
EMEA	180	163	329	307
Asia Pacific	115	100	195	187
Latin America	128	120	267	223
Total	$743	$743	$1,379	$1,350
(a)Other segment items for each reportable business segment includes research and development, net and other segment expense/(income), net.
(b)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other charges, net on the consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the consolidated statement of income, and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative and Other charges, net on the consolidated statement of income.
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

Portfolio optimization also includes charges related to the step-up of acquired inventory. These costs are included in Cost of sales, exclusive of depreciation and amortization on the condensed consolidated statement of income. Portfolio optimization also includes a $7 million gain recognized on the sale of a business in the first quarter 2025, which is included in Other charges, net on the condensed consolidated statement of income. There was no tax expense associated with that gain.
(d)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other charges, net in the condensed consolidated statement of income.
(e)In the second quarter 2026, the Company settled a legal matter. The related charge is included in Other charges, net on the consolidated statement of income.
(f)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021, which is included in Other charges, net on the condensed consolidated statement of income.
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
The rollforward of outstanding obligations confirmed as valid under the supplier finance programs for the six months ended June 30, 2026 and 2025 is as follows:

($ in millions)	2026	2025
January 1	$245	$251
Invoices confirmed	311	267
Confirmed invoices paid	(283)	(280)
Currency impact	(5)	28
June 30	$268	$266

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
Highlights
Net sales were approximately $4.5 billion for the three months ended June 30, 2026, an increase of 7% compared to the prior year primarily due to higher selling prices, higher sales volumes and the favorable impact of foreign currency translation.
Income before income taxes was $569 million for the three months ended June 30, 2026, a decrease of $29 million compared to the prior year. Earnings growth in the aerospace and architectural coatings Latin America businesses was offset by lower sales volumes in automotive refinish coatings.

Results of Operations

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Net sales	$4,495	$4,195	7.2%	$8,425	$7,879	6.9%
Cost of sales, exclusive of depreciation and amortization	$2,687	$2,432	10.5%	$4,962	$4,574	8.5%
Selling, general and administrative	$931	$872	6.8%	$1,816	$1,710	6.2%
Depreciation	$108	$102	5.9%	$213	$191	11.5%
Amortization	$26	$33	(21.2)%	$53	$65	(18.5)%
Research and development, net	$107	$106	0.9%	$220	$208	5.8%
Interest expense	$71	$62	14.5%	$132	$118	11.9%
Interest income	($42)	($44)	(4.5)%	($79)	($87)	(9.2)%
Other charges, net	$38	$34	11.8%	$22	$—	N/A
Net Sales by Region

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
United States and Canada	$1,519	$1,495	1.6%	$2,781	$2,779	0.1%
EMEA	1,547	1,434	7.9%	2,970	2,706	9.8%
Asia Pacific	820	727	12.8%	1,518	1,374	10.5%
Latin America	609	539	13.0%	1,156	1,020	13.3%
Total	$4,495	$4,195	7.2%	$8,425	$7,879	6.9%
Three Months Ended June 30, 2026
Net sales increased $300 million due to the following:
● Higher sales volumes (+2%)
● Higher selling prices (+2%)
● Favorable foreign currency translation (+2%)
● Acquisitions (+1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, increased $255 million primarily due to higher sales volumes, raw material cost inflation and the unfavorable impact of foreign currency translation.
Selling, general and administrative expense increased $59 million primarily due to overhead cost inflation and the unfavorable impact of foreign currency translation, partially offset by cost-control measures.
Six Months Ended June 30, 2026
Net sales increased $546 million due to the following:
● Favorable foreign currency translation (+4%)
● Higher selling prices (+2%)
● Higher sales volumes (+1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.

Cost of sales, exclusive of depreciation and amortization, increased $388 million primarily due to higher sales volumes, raw material cost inflation and the unfavorable impact of foreign currency translation.
Selling, general and administrative expense increased $106 million primarily due to overhead cost inflation and the unfavorable impact of foreign currency translation, partially offset by cost-control measures.
Depreciation expense increased $22 million primarily due to higher capital spending in 2025.
Other charges, net increased by $22 million primarily due to higher environmental remediation charges and the settlement of a legal matter.
Effective Tax Rate and Earnings Per Diluted Share

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
($ in millions, except percentages and amounts per share)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Income tax expense	$127	$140	(9.3)%	$259	$262	(1.1)%
Effective tax rate	22.3%	23.4%	(1.1)%	23.8%	23.8%	—%
Adjusted effective tax rate, continuing operations*	22.5%	23.5%	(1.0)%	23.9%	23.9%	—%

Earnings per diluted share, continuing operations	$1.96	$1.98	(1.0)%	$3.66	$3.61	1.4%
Adjusted earnings per diluted share*	$2.23	$2.22	0.5%	$4.06	$3.93	3.3%
*See Regulation G Reconciliation below
For the three months ended June 30, 2026, earnings per diluted share, continuing operations declined slightly while adjusted earnings per diluted share increased slightly, as the impact of lower earnings was offset by lower adjusted weighted average common shares outstanding due to share repurchases.
Earnings per diluted share, continuing operations and Adjusted earnings per diluted share for the six months ended June 30, 2026 increased year over year due to higher organic sales, the favorable impact of foreign currency translation, cost-control actions and lower adjusted weighted average common shares outstanding due to share repurchases, partially offset by the impact of cost inflation.
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

	Three Months Ended June 30, 2026
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$569	$127	22.3%	$439	$1.96
Adjusted for:
Acquisition-related amortization expense	26	6	24.5%	20	0.09
Business restructuring-related costs, net(b)	13	3	22.0%	10	0.04
Portfolio optimization(c)	5	1	24.2%	4	0.02
Legacy environmental remediation charges(d)	25	6	24.3%	19	0.08
Legal settlement(e)	11	3	24.3%	8	0.04
Adjusted, continuing operations, excluding certain items	$649	$146	22.5%	$500	$2.23

	Three Months Ended June 30, 2025
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$598	$140	23.4%	$450	$1.98
Adjusted for:
Acquisition-related amortization expense	33	8	24.4%	25	0.11
Business restructuring-related costs, net(b)	20	5	23.3%	15	0.07
Portfolio optimization(c)	2	—	24.3%	2	0.01
Legacy environmental remediation charges(d)	16	4	24.3%	12	0.05
Adjusted, continuing operations, excluding certain items	$669	$157	23.5%	$504	$2.22

	Six Months Ended June 30, 2026
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$1,086	$259	23.8%	$821	$3.66
Adjusted for:
Acquisition-related amortization expense	53	13	24.4%	40	0.18
Business restructuring-related costs, net(b)	18	4	22.6%	14	0.06
Portfolio optimization(c)	12	3	24.9%	9	0.04
Legacy environmental remediation charges(d)	25	6	24.3%	19	0.08
Legal settlement(e)	11	3	24.3%	8	0.04
Adjusted, continuing operations, excluding certain items	$1,205	$288	23.9%	$911	$4.06

	Six Months Ended June 30, 2025
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$1,100	$262	23.8%	$825	$3.61
Adjusted for:
Acquisition-related amortization expense	65	16	24.4%	49	0.21
Business restructuring-related costs, net(b)	29	7	24.1%	22	0.10
Portfolio optimization(c)	(4)	—	10.0%	(4)	(0.02)
Legacy environmental remediation charges(d)	16	4	24.3%	12	0.05
Insurance recovery(f)	(6)	(2)	24.3%	(4)	(0.02)
Adjusted, continuing operations, excluding certain items	$1,200	$287	23.9%	$900	$3.93

(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other charges, net on the consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the consolidated statement of income, and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative and Other charges, net on the consolidated statement of income.
(c)Portfolio optimization includes advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income. Portfolio optimization also includes charges related to the step-up of acquired inventory. These costs are included in Cost of sales, exclusive of depreciation and amortization on the condensed consolidated statement of income. Portfolio optimization also includes a $7 million gain recognized on the sale of a business in the first quarter 2025, which is included in Other charges, net on the condensed consolidated statement of income. There was no tax expense associated with that gain.
(d)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other charges, net in the condensed consolidated statement of income.
(e)In the second quarter 2026, the Company settled a legal matter. The related charge is included in Other charges, net on the consolidated statement of income.
(f)In the first quarter 2025, the Company received reimbursement under its insurance policies for damages incurred at a southern U.S. factory from a winter storm in 2021, which is included in Other charges, net on the condensed consolidated statement of income.
Performance of Reportable Business Segments
Global Architectural Coatings

	Three Months Ended June 30		$ Change	% Change	Six Months Ended June 30		$ Change	% Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026 vs. 2025	2026	2025	2026 vs. 2025	2026 vs. 2025
Net sales	$1,098	$1,018	$80	7.9%	$2,063	$1,875	$188	10.0%
Segment income	$185	$160	$25	15.6%	$340	$278	$62	22.3%
Depreciation and amortization expense	$28	$27	$1	3.7%	$58	$53	$5	9.4%
Segment income before interest, taxes, depreciation and amortization (EBITDA)	$213	$187	$26	13.9%	$398	$331	$67	20.2%
Three Months Ended June 30, 2026
Global Architectural Coatings net sales increased due to the following:
● Favorable foreign currency translation (+6%)
● Higher selling prices (+3%)
Partially offset by:
● Lower sales volumes (-1%)
Architectural coatings – EMEA net sales, excluding the impact of currency, acquisitions and divestitures ("organic sales") increased by a low single-digit percentage compared to the prior year with higher selling prices partially offset by lower sales volumes. Overall demand for architectural coatings in Europe was mixed by country.
Architectural coatings - Latin America and Asia Pacific organic sales increased by a mid-single-digit percentage year over year driven by volume growth in Latin America and higher selling prices. In Mexico, retail sales were strong, and project-related sales improved compared to lower prior-year local business investment.
Segment income of $185 million was 16% higher than the prior year. The increase was driven by higher selling prices, favorable foreign currency translation and the positive impact of cost-control actions, partially offset by the impact of inflation.

Six Months Ended June 30, 2026
Global Architectural Coatings net sales increased due to the following:
● Favorable foreign currency translation (+9%)
● Higher selling prices (+2%)
Partially offset by:
● Divestiture-related sales (-1%)
Architectural coatings – EMEA organic sales were flat compared to the prior year with higher selling prices offset by lower sales volumes. Overall demand for architectural coatings in Europe was mixed by country.
Architectural coatings - Latin America and Asia Pacific organic sales increased by a mid-single-digit percentage year over year driven by volume growth in Latin America and higher selling prices. In Mexico, retail sales volumes were solid, reflecting strong consumer demand, while project-related spending improved with increased government and local investment.
Segment income of $340 million was 22% higher than the prior year. The increase was driven by higher selling prices, favorable foreign currency translation and cost-control actions partially offset by cost of goods sold inflation.
Looking Ahead
In the third quarter of 2026, the company expects further year-over-year strengthening in retail sales and a modest recovery of project-related spending in Mexico. While consumer sentiment in Europe is anticipated to remain mixed, we expect higher prices and self-help actions to increase earnings. Quarterly aggregate organic sales for the segment are expected to be in the range of flat to growth of a low single-digit percentage compared to the third quarter 2025.
Performance Coatings

	Three Months Ended June 30		$ Change	% Change	Six Months Ended June 30		$ Change	% Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026 vs. 2025	2026	2025	2026 vs. 2025	2026 vs. 2025
Net sales	$1,619	$1,512	$107	7.1%	$2,953	$2,777	$176	6.3%
Segment income	$329	$356	($27)	(7.6)%	$617	$630	($13)	(2.1)%
Depreciation and amortization expense	$39	$33	$6	18.2%	$78	$66	$12	18.2%
Segment EBITDA	$368	$389	($21)	(5.4)%	$695	$696	($1)	(0.1)%
Three Months Ended June 30, 2026
Performance Coatings net sales increased due to the following:
● Higher selling prices (+3%)
● Acquisitions (+3%)
● Favorable foreign currency translation (+1%)
Automotive refinish coatings organic sales decreased by a double-digit percentage as sales volumes were lower, reflecting a difficult comparison to the prior year when customer order patterns were heavily weighted to the first half of 2025 and slower recovery in underlying industry demand.
Aerospace organic sales increased by a double-digit percentage compared to the second quarter 2025, led by higher selling prices and sales volumes. Demand is robust, and customer order backlogs remained strong.
Protective and marine coatings organic sales increased by a double digit percentage compared to the prior-year second quarter driven by higher sales volumes and selling prices.
Second quarter organic sales for the traffic solutions business increased by a mid-single-digit percentage compared to the prior-year.
Segment income was $329 million, a decrease of 8% versus the prior year, driven by lower automotive refinish coatings sales volumes.

Six Months Ended June 30, 2026
Performance Coatings net sales increased due to the following:
● Higher selling prices (+3%)
● Acquisitions (+2%)
● Favorable foreign currency translation (+2%)
Partially offset by:
● Lower sales volumes (-1%)
Automotive refinish coatings organic sales decreased by a double-digit percentage versus the prior year. As expected, results were impacted by lower organic sales, reflecting a difficult comparison to the prior year when customer order patterns were heavily weighted to the first half of 2025 and slower recovery in underlying industry demand.
Aerospace organic sales increased by a double-digit percentage compared to the prior year, led by higher selling prices and sales volumes. Demand is robust, and customer order backlogs remained strong even with improved manufacturing output stemming from growth-related debottlenecking investments.
Protective and marine coatings organic sales increased by a double-digit percentage compared to the prior-year driven by higher sales volumes. Increased sales volumes were driven by share gains in both protective and marine, reflecting demand for PPG's sustainably-advantaged products.
Organic sales for the traffic solutions business increased by a mid-single-digit percentage compared to the prior-year driven by higher sales volumes.
Segment income was $617 million, a decrease of 2% versus the prior year, as higher selling prices were more than offset by lower automotive refinish coatings sales volumes and cost of goods sold inflation.
Looking Ahead
We anticipate continued strength in aerospace. Automotive refinish coatings organic sales are anticipated to improve in the second half of the year due to customer order patterns in 2025. Protective and marine coatings growth is expected to normalize as we lap prior year share gains, and traffic solutions will follow typical seasonal trends. In the third quarter, the company expects organic sales growth for the segment in the range of a mid-single-digit percentage to a high single-digit percentage year over year.
Industrial Coatings

	Three Months Ended June 30		$ Change	% Change	Six Months Ended June 30		$ Change	% Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026 vs. 2025	2026	2025	2026 vs. 2025	2026 vs. 2025
Net sales	$1,778	$1,665	$113	6.8%	$3,409	$3,227	$182	5.6%
Segment income	$229	$227	$2	0.9%	$422	$442	($20)	(4.5)%
Depreciation and amortization expense	$53	$49	$4	8.2%	$104	$96	$8	8.3%
Segment EBITDA	$282	$276	$6	2.2%	$526	$538	($12)	(2.2)%
Three Months Ended June 30, 2026
Industrial Coatings segment net sales increased due to the following:
● Higher sales volumes (+5%)
● Favorable foreign currency translation (+2%)
Automotive OEM coatings organic sales increased a low single-digit percentage, with mid-single-digit percentage sales volume growth, including share gains, outpacing the decline in global automotive industry production by about 500 basis points.
Second quarter industrial coatings organic sales improved a mid-single-digit percentage driven by sales volume and selling price growth in Asia Pacific, Europe and North America.

Packaging coatings organic sales increased by a double-digit percentage versus the prior year period and sales volumes are up over 20% on a two-year stacked basis, driven by share gains as customers adopt our leading technologies.
Segment income was $229 million, an increase of 1% versus the prior year, driven by higher sales volumes, partially offset by raw material and other cost inflation.
Six Months Ended June 30, 2026
Industrial Coatings segment net sales increased due to the following:
● Higher sales volumes (+3%)
● Favorable foreign currency translation (+3%)
Organic sales for automotive OEM coatings increased by a low single-digit percentage compared to the prior year driven by higher sales volumes partially offset by lower indexed-based selling prices.
Industrial coatings organic sales increased by a low single-digit percentage compared to the prior year driven by higher selling prices and higher sales volumes.
Organic sales in packaging coatings increased by a double-digit percentage compared to the prior year, driven by higher sales volumes. Results reflect the positive momentum from share gains in the U.S. and Canada, Asia Pacific and Europe, aided by expanding European regulations.
Segment income was $422 million, a decrease of 5% versus the prior year driven by cost inflation partially offset by manufacturing and overhead cost savings and volume growth.
Looking Ahead
Our share gains in automotive OEM coatings, industrial coatings and packaging coatings are yielding benefits, and we expect to outperform the respective markets again in the third quarter. In the third quarter, the company expects organic sales for the segment in the range of flat to growth of a low single-digit percentage year over year.
Tariff Impact and Mitigation
PPG is impacted by the economic and political conditions in the markets we serve, which includes effects related to the imposition and magnitude of tariffs. The current global macroeconomic environment is highly dynamic, and we continue to monitor changes to tariffs and the corresponding impacts on our business. PPG did not experience a significant decrease in customer demand, significant increase in raw material costs, or other significant adverse impacts related to tariffs during the first six months of 2026. The Company continues to monitor overall economic demand and customer order patterns and is prepared to take actions intended to mitigate adverse impacts, as necessary, through supply chain contingency plans, pricing actions, and/or cost reduction actions.
Middle East Conflict and Price Increases
In the first quarter of 2026, a military conflict commenced in the Middle East involving the United States, Israel and Iran. Although we do not have material operations in the Middle East, we continue to assess the impact of the conflict. Costs have risen for raw materials, energy, logistics and packaging across the coatings value chain. The company has proactively made price adjustments globally and across all our businesses, resulting in a 2% selling price improvement in the second quarter. In the second quarter, this selling price improvement offset approximately 90% of the cost of goods sold inflation, and we currently anticipate that 100% of cost of goods sold inflation will be offset by higher selling prices and productivity initiatives by the fourth quarter.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.6 billion and $2.2 billion at June 30, 2026 and December 31, 2025, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's ability to access the capital markets will be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and contractual obligations.
Cash from operating activities
Cash from operating activities for the six months ended June 30, 2026 and 2025 was $592 million and $369 million, respectively. The $223 million increase was primarily due to improved working capital performance compared to the prior year.

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

($ in millions, except percentages)	June 30, 2026	December 31, 2025	June 30, 2025
Trade receivables, net	$3,508	$2,783	$3,314
Inventories, FIFO	2,411	2,177	$2,404
Trade creditors’ liabilities	2,640	2,212	$2,469
Operating working capital	$3,279	$2,748	$3,249
Operating working capital as a % of sales	18.2%	17.6%	19.4%
Days sales outstanding	63	59	64
Environmental

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Cash outlays for environmental remediation activities	$7	$7	$18	$10

($ in millions)	Remainder of 2026	Annually 2027 - 2030
Projected future cash outlays for environmental remediation activities	$20 - $40	$20 - $60
Cash used for investing activities
Cash used for investing activities for the six months ended June 30, 2026 and 2025 was $458 million and $288 million, respectively. The $170 million increase in cash used for investing activities was primarily due to business acquisitions in the current year.
Total capital spending is expected to be approximately $650 million to $700 million in 2026 in support of future organic growth opportunities.
Cash used for financing activities
Cash used for financing activities for the six months ended June 30, 2026 and 2025 was $778 million and cash from financing activities for the six months ended June 30, 2025 was $37 million. The $815 million increase in cash used for financing activities was primarily due to net debt activity, including the repayment of the $700 million 1.2% notes, which matured in the first quarter 2026.
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
In October 2025, PPG amended its five-year credit agreement (the "Credit Agreement") dated as of August 30, 2019 to extend its maturity. The amended Credit Agreement provides for a $2.3 billion unsecured revolving credit facility, of which $2,148 million of the total commitment has a term through July 2029 and $152 million of the total commitment has a term through July 2028. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. In May 2026, PPG entered into a €250 million unsecured revolving credit agreement (the “Euro Credit Agreement”) that expires in May 2028. The Company has the right, subject to certain conditions set forth in the Credit Agreement and the Euro Credit Agreement, to designate certain subsidiaries of the Company as borrowers. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the applicable agreement. There were no amounts outstanding under either the Credit Agreement or the Euro Credit Agreement as of June 30, 2026 and December 31, 2025.
The Term Loan, Credit Agreement and Euro Credit Agreement also require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of June 30, 2026, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 44%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings outstanding under the Credit Agreement were zero as of both June 30, 2026 and December 31, 2025.
Other Debt Issued and Repaid
In June 2026, PPG completed an offering of 180 million Swiss francs 1.2175% Notes due 2030 and 140 million Swiss francs 1.6648% Notes due 2034. Refer to Note 6, “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.
In March 2026, PPG's $700 million 1.2% notes matured, and the Company repaid this obligation using cash on hand.
In March 2025, PPG completed a public offering of €900 million 3.250% Notes due 2032. Refer to Note 6, “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.
Other Liquidity Information
Restructuring
Aggregate restructuring savings were approximately $15 million in the second quarter 2026. Total restructuring savings are expected to be approximately $50 million in 2026. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 5, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to restructuring actions of approximately $80 million to $100 million in 2026.
Currency
Comparing spot exchange rates at June 30, 2026 and at December 31, 2025, the U.S. dollar weakened against the currencies of many countries within the regions PPG operates, most notably the Mexican peso. As a result, consolidated net assets at June 30, 2026 increased by $127 million compared to December 31, 2025.
Comparing average exchange rates during the first six months of 2026 to those of the first six months of 2025, the U.S. dollar weakened against the currencies of many countries where PPG operates, including the Mexican peso, partially offset by strengthening against the euro. This had a favorable impact on Income before income taxes for the six months ended June 30, 2026 of $43 million from the translation of these foreign earnings into U.S. dollars.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. Certain foreign currency forward contracts outstanding during 2026 and 2025 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts were net assets of $5 million and $1 million as of June 30, 2026 and December 31, 2025, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $430 million for the six months ended June 30, 2026 and $447 million for the year ended December 31, 2025.
PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $375 million as of both June 30, 2026 and December 31, 2025. The fair value of these contracts were net assets of $19 million and $11 million as of June 30, 2026 and December 31, 2025, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $37 million and $40 million at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, PPG had non-U.S. dollar denominated borrowings outstanding of $4.4 billion and $4.1 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $489 million at June 30, 2026 and $457 million at December 31, 2025.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both June 30, 2026 and December 31, 2025. The fair values of these contracts were liabilities of $9 million and $6 million as of June 30, 2026 and December 31, 2025, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased annual interest expense by $2 million for both the periods ended June 30, 2026 and December 31, 2025. Considering the debt balance outstanding at June 30, 2026 and December 31, 2025, a 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $4 million and $3 million for the periods ended June 30, 2026 and December 31, 2025, respectively. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $81 million and $73 million at June 30, 2026 and December 31, 2025, respectively; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2025 to June 30, 2026. Refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
PPG intends to vigorously enforce its rights under the Separation Agreement and Contribution Agreement and to hold Westlake accountable for any damages PPG suffers as a result of Westlake’s breach of contract. A bench trial for the PPG Lawsuit was held in the Delaware Court of Chancery in May 2025. The court ordered post-trial briefing, and an oral argument was held in July 2025. An additional hearing has been scheduled for August 2026. PPG expects the trial court to issue its final decision in 2026. PPG believes the risk of loss associated with this matter is remote.
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. PPG has also been named as a defendant in lawsuits alleging bodily injury from the purported inhalation of ethylene oxide air emissions. For a description of asbestos and ethylene oxide litigation affecting the Company, see Note 13, “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2026:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
April 2026
Repurchase program	—	$—	—	17,314,968
May 2026
Repurchase program	—	$—	—	16,628,377
June 2026
Repurchase program	639,383	$117.46	639,383	14,869,933
Total quarter ended June 30, 2026
Repurchase program	639,383	$117.46	639,383	14,869,933
(1)In April 2024, PPG’s Board of Directors approved a $2.5 billion share repurchase plan. The remaining shares yet to be purchased under the program have been calculated using PPG’s closing stock price on the last business day of the respective month. The repurchase program does not have an expiration date.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.
Item 6. Exhibits
See the Index to Exhibits on page 44.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†10.1	Offer letter with Jamie A. Beggs dated April 13, 2026.
10.2	Form of Market Stock Unit Agreement was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2026.
10.3	PPG Industries, Inc. 2026 Omnibus Incentive Plan, was filed as Annex B to the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders filed on March 5, 2026.
101.INS*	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
† Filed herewith.
†† Furnished herewith.
*The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2026 and 2025, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheet at June 30, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statement of Shareholders' Equity for the three and six months ended June 30, 2026 and 2025. (v) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	July 29, 2026	By:	/s/ Jamie A. Beggs
Jamie A. Beggs
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)