Form 10-Q
period 2026-09-30
PPG INDUSTRIES INC
filed 2026-10-28
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of September 30, 2026, 220.9 million shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$4,353	$4,082	$12,778	$11,961
Cost of sales, exclusive of depreciation and amortization	2,589	2,426	7,551	7,000
Selling, general and administrative	876	824	2,692	2,534
Depreciation	108	106	321	297
Amortization	26	32	79	97
Research and development, net	106	106	326	314
Interest expense	67	65	199	183
Interest income	(45)	(42)	(124)	(129)
Other (income)/charges, net	(5)	9	17	9
Income before income taxes	$631	$556	$1,717	$1,656
Income tax expense	153	118	412	380
Income from continuing operations	$478	$438	$1,305	$1,276
(Loss)/income from discontinued operations, net of tax	(22)	9	(24)	7
Net income attributable to controlling and noncontrolling interests	$456	$447	$1,281	$1,283
Net (income)/loss attributable to noncontrolling interests	(5)	6	(11)	(7)
Net income (attributable to PPG)	$451	$453	$1,270	$1,276
Amounts attributable to PPG:
Income from continuing operations, net of tax	$473	$444	$1,294	$1,269
(Loss)/income from discontinued operations, net of tax	(22)	9	(24)	7
Net income (attributable to PPG)	$451	$453	$1,270	$1,276

Earnings per common share:
Income from continuing operations, net of tax	$2.13	$1.97	$5.80	$5.59
(Loss)/income from discontinued operations, net of tax	(0.10)	0.04	(0.11)	0.03
Earnings per common share (attributable to PPG)	$2.03	$2.01	$5.69	$5.62

Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$2.12	$1.96	$5.78	$5.57
(Loss)/income from discontinued operations, net of tax	(0.10)	0.04	(0.11)	0.03
Earnings per common share (attributable to PPG) - assuming dilution	$2.02	$2.00	$5.67	$5.60
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Net income attributable to controlling and noncontrolling interests	$456	$447	$1,281	$1,283
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefits	(4)	2	(11)	(5)
Unrealized foreign currency translation adjustments	(100)	72	21	851
Other comprehensive (loss)/income, net of tax:	($104)	$74	$10	$846
Total comprehensive income	$352	$521	$1,291	$2,129
Less: amounts attributable to noncontrolling interests:
Net (income)/loss	(5)	6	(11)	(7)
Unrealized foreign currency translation adjustments	(1)	4	5	(2)
Comprehensive income attributable to PPG	$346	$531	$1,285	$2,120
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,593	$2,163
Short-term investments	49	56
Receivables, net	3,857	3,336
Inventories	2,236	1,996
Other current assets	507	408
Total current assets	$8,242	$7,959
Property, plant and equipment (net of accumulated depreciation of $4,898 and $4,724)	4,096	4,005
Goodwill	6,147	6,149
Identifiable intangible assets, net	1,899	1,971
Deferred income taxes	510	481
Investments	403	332
Operating lease right-of-use assets	638	604
Other assets	639	597
Total assets	$22,574	$22,098
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,339	$3,957
Restructuring reserves	69	99
Short-term debt and current portion of long-term debt	686	706
Current portion of operating lease liabilities	127	138
Total current liabilities	$5,221	$4,900
Long-term debt	6,155	6,602
Operating lease liabilities	495	450
Accrued pensions	546	550
Other postretirement benefits	385	392
Deferred income taxes	485	457
Other liabilities	658	650
Total liabilities	$13,945	$14,001
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,379	1,325
Retained earnings	23,730	22,942
Treasury stock, at cost	(15,431)	(15,119)
Accumulated other comprehensive loss	(2,161)	(2,176)
Total PPG shareholders’ equity	$8,486	$7,941
Noncontrolling interests	143	156
Total shareholders’ equity	$8,629	$8,097
Total liabilities and shareholders' equity	$22,574	$22,098
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2026	$969	$1,325	$22,942	($15,119)	($2,176)	$7,941	$156	$8,097
Net income attributable to controlling and noncontrolling interests	—	—	382	—	—	382	3	385
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	(6)	(8)
Cash dividends	—	—	(159)	—	—	(159)	—	(159)
Purchase of treasury stock	—	—	—	(101)	—	(101)	—	(101)
Issuance of treasury stock	—	34	—	14	—	48	—	48
Stock-based compensation activity	—	(5)	—	—	—	(5)	—	(5)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
March 31, 2026	$969	$1,354	$23,165	($15,206)	($2,178)	$8,104	$150	$8,254
Net income attributable to the controlling and noncontrolling interests	—	—	437	—	—	437	3	440
Other comprehensive income, net of tax	—	—	—	—	122	122	—	122
Cash dividends	—	—	(158)	—	—	(158)	—	(158)
Purchase of treasury stock	—	—	—	(76)	—	(76)	—	(76)
Issuance of treasury stock	—	3	—	2	—	5	—	5
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reductions in noncontrolling interests	—	—	—	—	—	—	(5)	(5)
June 30, 2026	$969	$1,366	$23,444	($15,280)	($2,056)	$8,443	$147	$8,590
Net income attributable to the controlling and noncontrolling interests	—	—	451	—	—	451	5	456
Other comprehensive(loss)/income, net of tax	—	—	—	—	(105)	(105)	1	(104)
Cash dividends	—	—	(165)	—	—	(165)	—	(165)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	2	—	1	—	3	—	3
Stock-based compensation activity	—	11	—	—	—	11	—	11
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Reductions in noncontrolling interests	—	—	—	—	—	—	(1)	(1)
September 30, 2026	$969	$1,379	$23,730	($15,431)	($2,161)	$8,486	$143	$8,629

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2025	$969	$1,272	$21,994	($14,342)	($3,108)	$6,785	$177	$6,962
Net income attributable to controlling and noncontrolling interests	—	—	373	—	—	373	5	378
Other comprehensive income, net of tax	—	—	—	—	275	275	1	276
Cash dividends	—	—	(154)	—	—	(154)	—	(154)
Purchase of treasury stock	—	—	—	(385)	—	(385)	—	(385)
Issuance of treasury stock	—	29	—	8	—	37	—	37
Stock-based compensation activity	—	(4)	—	—	—	(4)	—	(4)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Reductions in noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2025	$969	$1,297	$22,213	($14,719)	($2,833)	$6,927	$165	$7,092
Net income attributable to the controlling and noncontrolling interests	—	—	450	—	—	450	8	458
Other comprehensive income, net of tax	—	—	—	—	491	491	5	496
Cash dividends	—	—	(154)	—	—	(154)	—	(154)
Purchase of treasury stock	—	—	—	(151)	—	(151)	—	(151)
Issuance of treasury stock	—	4	—	1	—	5	—	5
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
June 30, 2025	$969	$1,310	$22,509	($14,869)	($2,342)	$7,577	$167	$7,744
Net income/(loss) attributable to the controlling and noncontrolling interests	—	—	453	—	—	453	(6)	447
Other comprehensive income/(loss), net of tax	—	—	—	—	78	78	(4)	74
Cash dividends	—	—	(160)	—	—	(160)	—	(160)
Purchase of treasury stock	—	—	—	(152)	—	(152)	—	(152)
Issuance of treasury stock	—	3	—	2	—	5	—	5
Stock-based compensation activity	—	(1)	—	—	—	(1)	—	(1)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
September 30, 2025	$969	$1,312	$22,802	($15,019)	($2,264)	$7,800	$156	$7,956
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30
($ in millions)	2026	2025
Operating activities:
Net income attributable to controlling and noncontrolling interests	$1,281	$1,283
Less: (Loss)/income from discontinued operations	(24)	7
Income from continuing operations	$1,305	$1,276
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	400	394
Stock-based compensation expense	37	35
Deferred income taxes	(41)	(42)
Cash used for restructuring actions	(43)	(62)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(507)	(574)
Inventories	(193)	(226)
Other current assets	(130)	29
Accounts payable and accrued liabilities	382	182
Taxes and interest payable	36	(91)
Noncurrent assets and liabilities, net	(60)	(42)
Other	(26)	168
Cash from operating activities - continuing operations	$1,160	$1,047
Cash (used for)/from operating activities - discontinued operations	(2)	7
Cash from operating activities	$1,158	$1,054
Investing activities:
Capital expenditures	($464)	($477)
Business acquisitions, net of cash balances acquired	(184)	—
Other	(5)	60
Cash used for investing activities	($653)	($417)
Financing activities:
Proceeds from the issuance of debt, net of discounts and fees	$403	$940
Proceeds from Term Loan, net of fees	—	309
Repayment of long-term debt	(700)	(341)
Purchase of treasury stock	(322)	(687)
Dividends paid on PPG common stock	(482)	(468)
Other	2	(22)
Cash used for financing activities	($1,099)	($269)
Effect of currency exchange rate changes on cash and cash equivalents	24	194
Net (decrease)/increase in cash and cash equivalents	($570)	$562
Cash and cash equivalents, beginning of period	2,163	1,270
Cash and cash equivalents, end of period	$1,593	$1,832

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$236	$172
Taxes paid, net of refunds	$416	$336

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$94	$64
Purchases of treasury stock transacted but not yet settled	$7	$7
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary to fairly state the financial position and shareholders' equity of PPG as of September 30, 2026 and the results of its operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2025 Annual Report on Form 10-K (the "2025 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and nine months ended September 30, 2026 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported Net income, total assets, cash flows or shareholders’ equity.
2.New Accounting Standards
Recently Adopted Accounting Standards
PPG did not adopt any new accounting standards during the nine months ended September 30, 2026.
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
The results of discontinued operations related to the U.S. and Canada architectural coatings business for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Loss before income taxes	($29)	($2)	($31)	($4)
Income tax benefit	7	11	7	11
(Loss)/income from discontinued operations, net of tax	($22)	$9	($24)	$7
4.     Inventories

($ in millions)	September 30, 2026	December 31, 2025
Finished products	$1,198	$1,067
Work in process	278	251
Raw materials	700	624
Supplies	60	54
Total Inventories	$2,236	$1,996
Most U.S. inventories are valued using the last-in, first-out method. If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been $200 million and $181 million higher as of September 30, 2026 and December 31, 2025, respectively.
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
The Company did not identify an indication of goodwill impairment for any of its reporting units or an indication of impairment of any of its indefinite-lived intangible assets during the nine months ended September 30, 2026.
The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2026 was as follows:

($ in millions)	Global Architectural Coatings	Performance Coatings	Industrial Coatings	Total
January 1, 2026	$3,008	$1,914	$1,227	$6,149
Acquisitions, including purchase accounting adjustments	—	86	3	89
Divestitures	—	(1)	—	(1)
Foreign currency impact	(61)	(10)	(19)	(90)
September 30, 2026	$2,947	$1,989	$1,211	$6,147
As of both September 30, 2026 and December 31, 2025, accumulated goodwill impairment losses totaled $158 million, all of which relates to the Performance Coatings reportable segment.

A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	September 30, 2026			December 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,257	$—	$1,257	$1,274	$—	$1,274
Definite-Lived Identifiable Intangible Assets
Acquired technology	$821	($735)	$86	$819	($720)	$99
Customer-related	1,769	(1,318)	451	1,782	(1,293)	489
Trade names	303	(200)	103	299	(191)	108
Other	47	(45)	2	46	(45)	1
Total Definite-Lived Intangible Assets	$2,940	($2,298)	$642	$2,946	($2,249)	$697
Total Identifiable Intangible Assets	$4,197	($2,298)	$1,899	$4,220	($2,249)	$1,971
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of September 30, 2026, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining three months of 2026	$27
2027	$89
2028	$82
2029	$75
2030	$65
2031	$55
Thereafter	$249
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
The following table summarizes restructuring reserve activity for the nine months ended September 30, 2026 and 2025:

	Total Reserve
($ in millions)	2026	2025
January 1	$226	$276
Approved restructuring actions	21	32
Release of prior reserves and other adjustments(a)	(18)	(27)
Cash payments	(43)	(62)
Foreign currency impact	(8)	27
September 30	$178	$246
(a)Certain releases were recorded to reflect the current estimate of costs to complete planned business restructuring actions.
The majority of the approved business restructuring actions and associated cash outlays are expected to be completed in 2027 and 2028.

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
In October 2025, PPG amended and restated its five-year credit agreement ("the Credit Agreement") dated as of August 30, 2019 to extend its maturity. The amended Credit Agreement provides for a $2.3 billion unsecured revolving credit facility, of which $2,148 million of the total commitment has a term through July 2029 and $152 million of the total commitment has a term through July 2028. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. In May 2026, PPG entered into a €250 million unsecured revolving credit agreement (the “Euro Credit Agreement”) that expires in May 2028. The Company has the right, subject to certain conditions set forth in the Credit Agreement and the Euro Credit Agreement, to designate certain subsidiaries of the Company as borrowers. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the applicable agreement. There were no amounts outstanding under either the Credit Agreement or the Euro Credit Agreement as of September 30, 2026 and December 31, 2025.
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
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings outstanding under the Credit Agreement were zero as of both September 30, 2026 and December 31, 2025.
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
The Term Loan, Credit Agreement and Euro Credit Agreement also require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of September 30, 2026, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 43%.

Other Long-term Debt Activities
In June 2026, PPG completed an offering of 180 million Swiss francs (CHF) 1.2175% Notes due 2030 and CHF140 million 1.6648% Notes due 2034. These notes were issued pursuant to the terms and conditions governing the notes under Swiss law. The terms and conditions include covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness and engage in certain sale-leaseback transactions. The notes also require the Company to make an offer to repurchase notes upon the occurrence of a Change of Control Event (as defined therein) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time under these terms. The aggregate cash proceeds from the notes, net of discounts and fees, was $403 million. The notes are denominated in Swiss francs and are listed on the SIX Swiss Exchange. The notes have been designated as hedges of net investments in the Company’s Swiss operations. Refer to Note 12 “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
In March 2026, PPG's $700 million 1.2% notes matured, and the Company repaid this obligation using cash on hand.
In March 2025, PPG completed a public offering of €900 million 3.250% Notes due 2032. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2025 Indenture"). The 2025 Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase Notes upon a Change of Control Triggering Event (as defined in the 2025 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $940 million. The notes are denominated in euro and a portion of the notes have been designated as hedges of net investments in the Company’s European operations. Refer to Note 12 “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
Restrictive Covenants and Cross-Default Provisions
As of September 30, 2026, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $271 million and $272 million as of September 30, 2026 and December 31, 2025, respectively.

8.    Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(number of shares in millions)	2026	2025	2026	2025
Weighted average common shares outstanding	222.2	225.7	223.0	226.9
Effect of dilutive securities:
Stock options	0.1	0.1	0.1	0.1
Other stock compensation plans	0.9	0.7	0.7	0.7
Potentially dilutive common shares	1.0	0.8	0.8	0.8
Adjusted weighted average common shares outstanding	223.2	226.5	223.8	227.7

Dividends per common share	$0.74	$0.71	$2.16	$2.07

Antidilutive securities(a):
Stock options	3.2	3.0	3.2	3.0
(a)Excluded from the computation of earnings per diluted share due to their antidilutive effect.
9.    Income Taxes

	Nine Months Ended September 30
	2026	2025
Effective tax rate on Income before income taxes	24.0%	22.9%
Income tax expense for the nine months ended September 30, 2026 and 2025 is based on an estimated annual effective rate, which requires management to make its best estimate of annual Income before income taxes. During the year, PPG management regularly updates forecasted annual Income before income taxes for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2026 results for the U.S. and foreign jurisdictions vary from estimates, the actual Income tax expense recognized in 2026 could be different from the forecasted amount used to estimate Income tax expense for the nine months ended September 30, 2026.
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

Net periodic pension benefit cost and other postretirement benefit cost for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Pension
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Service cost	$2	$3	$7	$7
Interest cost	25	27	75	78
Expected return on plan assets	(28)	(27)	(85)	(79)
Amortization of actuarial losses	7	6	20	18
Settlements	—	1	1	2
Net periodic benefit cost	$6	$10	$18	$26

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Service cost	$1	$1	$2	$2
Interest cost	4	6	14	17
Amortization of actuarial gains	—	(1)	(1)	(1)
Amortization of prior service credit	(1)	(1)	(2)	(3)
Net periodic benefit cost	$4	$5	$13	$15
PPG expects 2026 full year net periodic pension expense and other postretirement expense of approximately $40 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
U.S. defined benefit pension contributions	$4	$6	$11	$13
Non-U.S. defined benefit pension contributions	$1	$—	$4	$1

PPG expects to make required mandatory contributions to its defined benefit pension plans in the range of $5 million to $15 million during the remaining three months of 2026. In addition to any mandatory contributions, PPG may elect to make voluntary contributions to its defined benefit pension plans in 2026 and beyond.

11.    Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (a)	Pension and Other Postretirement Benefit Adjustments, net of tax (b)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2025	($2,651)	($458)	$1	($3,108)
Current year deferrals to AOCL	709	(17)	—	692
Reclassifications from AOCL to net income	140	12	—	152
September 30, 2025	($1,802)	($463)	$1	($2,264)

January 1, 2026	($1,702)	($475)	$1	($2,176)
Current year deferrals to AOCL	26	(25)	—	1
Reclassifications from AOCL to net income	—	14	—	14
September 30, 2026	($1,676)	($486)	$1	($2,161)
(a)The tax cost/(benefit) related to unrealized foreign currency translation adjustments on net investment hedges was $12 million and $(34) million as of September 30, 2026 and 2025, respectively.
(b)The tax benefit related to the adjustment for pension and other postretirement benefits was $4 million for both the nine months ended September 30, 2026 and 2025. Reclassifications from AOCL are included in the computation of net periodic benefit cost (See Note 10, "Pensions and Other Postretirement Benefits").
12.    Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at September 30, 2026 and December 31, 2025, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the nine months ended September 30, 2026 and 2025.
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
There were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the nine months ended September 30, 2026 and 2025 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both September 30, 2026 and December 31, 2025. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps were liabilities of $11 million and $6 million at September 30, 2026 and December 31, 2025, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at September 30, 2026 and December 31, 2025.
Net Investment Hedges
PPG uses cross currency swaps, foreign currency forward contracts, and foreign currency euro-denominated and Swiss franc-denominated debt to hedge a significant portion of its net investment in its foreign operations, as follows:
PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $375 million as of both September 30, 2026 and December 31, 2025 and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. As of September 30, 2026 and December 31, 2025, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $22 million and $11 million, respectively.
At both September 30, 2026 and December 31, 2025, PPG had designated €3.5 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments were $4.0 billion and $4.1 billion as of September 30, 2026 and December 31, 2025, respectively.
At September 30, 2026, PPG had designated CHF320 million of Swiss franc-denominated borrowings as a hedge of a portion of its net investment in its European operations. The carrying value of the designated borrowings was $383 million at September 30, 2026. No Swiss franc-denominated borrowings were designated as net investment hedges at December 31, 2025.
At September 30, 2026, PPG had foreign currency forward contracts with total notional amounts of $285 million that were designated as hedges of the Company's net investment in its European operations. The fair value of these contracts were assets of $2 million as of September 30, 2026. No foreign currency forward contracts were designated as net investment hedges at December 31, 2025.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges, net in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $3.1 billion and $2.9 billion at September 30, 2026 and December 31, 2025, respectively. The fair values of these contracts were net liabilities of $66 million and net assets of $1 million as of September 30, 2026 and December 31, 2025, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
The following table summarizes the amount of gains and losses deferred in Other comprehensive income ("OCI") and the amount and location of gains and losses recognized within the condensed consolidated statement of income related to derivative and debt financial instruments for the three and nine months ended September 30, 2026 and 2025. All amounts are shown on a pretax basis.

	Three Months Ended
	September 30, 2026		September 30, 2025		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain/(Loss) Recognized	Gain Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$—	$—	$7	Other (income)/charges, net
Fair Value
Interest rate swaps	—	(1)	—	(2)	Interest expense
Total forward contracts and interest rate swaps	$—	($1)	$—	$5
Net Investment
Foreign currency forward contracts	$9	$—	$—	$—
Cross currency swaps	2	1	3	2	Interest expense
Foreign denominated debt	43	—	21	—
Total Net Investment	$54	$1	$24	$2

	Nine Months Ended
	September 30, 2026		September 30, 2025		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain/(Loss) Recognized	Loss Deferred in OCI	Gain/(Loss) Recognized
Economic
Foreign currency forward contracts	$—	$24	$—	$66	Other (income)/charges, net
Fair Value
Interest rate swaps	—	(3)	—	(5)	Interest expense
Total forward contracts and interest rate swaps	$—	$21	$—	$61
Net Investment
Foreign currency forward contracts	$9	$—	$—	$—
Cross currency swaps	10	5	(39)	6	Interest expense
Foreign denominated debt	172	—	(532)	—
Total Net Investment	$191	$5	($571)	$6

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of September 30, 2026 and December 31, 2025, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2025 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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

Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities recorded in its condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 that were measured using Level 3 inputs.
Assets and liabilities reported at fair value on a recurring basis

	September 30, 2026			December 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$13	$—	$—	$10	$—	$—
Foreign currency forward contracts (a)	$—	$14	$—	$—	$5	$—
Foreign currency forward contracts (b)	$—	$2	$—	$—	$—	$—
Investments:
Marketable equity securities	$81	$—	$—	$79	$—	$—
Other assets:
Cross currency swaps (b)	$—	$23	$—	$—	$15	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$80	$—	$—	$4	$—
Other liabilities:
Cross currency swaps (b)	$—	$1	$—	$—	$4	$—
Interest rate swaps (c)	$—	$11	$—	$—	$6	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	September 30, 2026 (a)	December 31, 2025 (b)
Long-term debt - carrying value	$6,831	$7,297
Long-term debt - fair value	$6,578	$7,215
(a)Excludes finance lease obligations of $6 million and short-term borrowings of $4 million as of September 30, 2026.
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

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Stock-based compensation expense/(income)	$10	($1)	$37	$35
Income tax benefit recognized	$3	$—	$8	$8
Grants of stock-based compensation during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30
	2026		2025
	Shares	Fair Value	Shares	Fair Value
Stock options	298,402	$32.82	542,263	$32.93
Restricted stock units	450,212	$116.46	281,856	$111.36
Market stock units	118,989	$112.76	—	$—
Contingent shares (a)	60,234	$125.42	76,925	$114.39
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock options granted during the nine months ended September 30, 2026 was calculated with the following weighted average assumptions:

Weighted average exercise price	$125.41
Risk-free interest rate	3.8%
Expected life of option in years	5.56
Expected dividend yield	1.9%
Expected volatility	27.2%
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
The Company provides grants of performance-based MSUs to selected key executives. MSUs vest at the end of the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock at the end of the vesting period. The number of shares earned at the end of the three-year performance period may range from 0% to 200%, based on absolute stock price appreciation or depreciation over the performance period. Payout is subject to achieving a specified threshold level of adjusted earnings per share. The Company estimates the fair value of the MSUs at the grant date using a Monte Carlo simulation model and recognizes the resulting expense over the requisite three-year service period. PPG will account for any forfeitures as they occur. The fair value of the MSUs granted during the nine months ended September 30, 2026 was calculated with the following assumptions:

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
The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG's TSR over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s stock performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the TSR of a designated peer group for the three-year period following the date of grant. For awards granted prior to 2026, the peer group is the S&P 500 Index as it existed at the beginning of the performance period, excluding any companies that were removed from the index because they ceased to be publicly traded. Beginning with awards granted in 2026, the peer group was changed to the S&P 500 Capital Goods and Materials Index as it existed at the beginning of the performance period, excluding any companies that were removed from the index because they ceased to be publicly traded. The change was made to align the TSR performance measure more closely with a peer group of companies operating in industries similar to those of the Company. The payment of awards following the three-year award period is based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 200% of the initial grant. A payout of 100% is earned if target performance is achieved. Contingent share awards earn dividend equivalents for the award period, which are paid to participants or credited to the participants’ deferred compensation plan accounts with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards are classified as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of TSR) remeasured in each reporting period until settlement of the awards.
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
Asbestos Matters
The Company is aware of certain asbestos-related claims pending against it and certain of its subsidiaries. The Company is defending these asbestos-related claims vigorously. The asbestos-related claims consist of claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries (“Products Claims”);
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”); and
•asbestos-related claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”).
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required. Additionally, as a supplement to its periodic monitoring and review, the Company conducts discussions with counsel and engages valuation consultants to analyze its claims history and estimate the amount of the Company’s potential liability for asbestos-related claims. As of September 30, 2026 and December 31, 2025, the Company's asbestos-related reserves totaled $40 million and $43 million, respectively.
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
As of September 30, 2026 and December 31, 2025, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	September 30, 2026	December 31, 2025
New Jersey Chrome	$71	$56
Glass and chemical	40	45
Other	91	105
Total environmental reserves	$202	$206
Current portion	$68	$57
Pretax charges against income for environmental remediation costs are included in Other charges, net in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Environmental remediation pretax (recoveries)/charges, net	($5)	$1	$21	$17
Cash outlays for environmental remediation activities	$9	$8	$27	$18
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
PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils and groundwater, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. As of September 30, 2026 and December 31, 2025, PPG's reserve for remediation of all New Jersey Chrome sites was $71 million and $56 million, respectively. The major cost components of this liability are related to excavation of impacted soil as well as groundwater remediation. These components each account for approximately 70% and 15% of the amount accrued at September 30, 2026, respectively.
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
Other Matters
PPG has been named as a defendant in various pending lawsuits in Cook County, Illinois in which approximately 400 plaintiffs allege bodily injury from the purported inhalation of ethylene oxide air emissions from a surfactants manufacturing facility in Gurnee, Illinois, which PPG owned and operated from 1986 to 1997 following its acquisition of Mazer Chemicals, Inc. which owned the facility since the early 1970s. The plaintiffs seek damages in an unspecified amount. Jury selection for the first trial is scheduled to begin in early November 2026 with the trial expected to conclude in December 2026. The Company continues to defend its interests vigorously. The Company is unable to predict the outcome or reasonably estimate any potential losses associated with these claims.
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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the nine months ended September 30, 2026 and 2025, service revenue constituted less than 5% of total revenue.

Net sales by segment and region for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Global Architectural Coatings
Europe, Middle East and Africa ("EMEA")	$623	$626	$1,885	$1,825
Asia Pacific	56	55	161	150
Latin America	376	331	1,072	912
Total	$1,055	$1,012	$3,118	$2,887
Performance Coatings
United States and Canada	$875	$812	$2,517	$2,472
EMEA	361	332	1,101	974
Asia Pacific	287	243	802	666
Latin America	31	27	87	79
Total	$1,554	$1,414	$4,507	$4,191
Industrial Coatings
United States and Canada	$571	$562	$1,710	$1,681
EMEA	458	417	1,426	1,282
Asia Pacific	503	470	1,401	1,326
Latin America	212	207	616	594
Total	$1,744	$1,656	$5,153	$4,883
Total Net Sales
United States and Canada	$1,446	$1,374	$4,227	$4,153
EMEA	1,442	1,375	4,412	4,081
Asia Pacific	846	768	2,364	2,142
Latin America	619	565	1,775	1,585
Total PPG	$4,353	$4,082	$12,778	$11,961
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
The following table summarizes the activity for the allowance for doubtful accounts for the nine months ended September 30, 2026 and 2025:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2026	2025
January 1	$22	$23
Bad debt expense	11	13
Write-offs and recoveries of previously reserved trade receivables	(13)	(18)
Other	—	1
September 30	$20	$19

16.    Reportable Business Segment Information
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

Reportable business segment net sales and segment income for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Global Architectural Coatings
Net sales to external customers	$1,055	$1,012	$3,118	$2,887
Cost of sales, exclusive of depreciation and amortization	500	492	1,502	1,419
Selling, general and administrative	293	290	926	872
Depreciation and amortization	28	29	85	82
Other (a)	9	17	40	52
Global Architectural Coatings segment income	$225	$184	$565	$462
Performance Coatings
Net sales to external customers	$1,554	$1,414	$4,507	$4,191
Cost of sales, exclusive of depreciation and amortization	872	821	2,489	2,315
Selling, general and administrative	283	264	861	795
Depreciation and amortization	40	35	117	101
Other (a)	27	22	91	78
Performance Coatings segment income	$332	$272	$949	$902
Industrial Coatings
Net sales to external customers	$1,744	$1,656	$5,153	$4,883
Cost of sales, exclusive of depreciation and amortization	1,216	1,113	3,547	3,265
Selling, general and administrative	211	198	641	603
Depreciation and amortization	51	48	156	144
Other (a)	66	64	187	196
Industrial Coatings segment income	$200	$233	$622	$675
Total Net Sales	$4,353	$4,082	$12,778	$11,961
Total Segment income	$757	$689	$2,136	$2,039
Corporate / Non-Segment Items
Corporate / non-segment unallocated, exclusive of depreciation and amortization	(83)	(59)	(240)	(213)
Corporate / non-segment depreciation and amortization	(9)	(14)	(26)	(44)
Interest expense, net of interest income	(22)	(23)	(75)	(54)
Business restructuring-related costs, net (b)	(15)	(11)	(33)	(40)
Portfolio optimization (c)	3	(2)	(9)	2
Resolution of tax matter (d)	(3)	—	(3)	—
Insurance recovery (e)	3	—	3	6
Legal settlement (f)	—	—	(11)	—
Legacy environmental remediation charges (g)	—	—	(25)	(16)
Impairment and other related charges, net (h)	—	(24)	—	(24)
Total Income from continuing operations before income taxes	$631	$556	$1,717	$1,656

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Expenditures for property, plant and equipment (including business acquisitions)
Global Architectural Coatings	$30	$25	$85	$82
Performance Coatings	82	41	345	119
Industrial Coatings	52	44	133	161
Corporate / Non-Segment Items	30	37	85	115
Total	$194	$147	$648	$477
Share of net earnings of equity affiliates
Global Architectural Coatings	$—	$—	$1	$1
Performance Coatings	1	1	3	4
Industrial Coatings	—	1	1	1
Corporate / Non-Segment Items	4	3	11	9
Total	$5	$5	$16	$15

($ in millions)	September 30, 2026	September 30, 2025
Segment assets (i)
Global Architectural Coatings	$6,760	$6,754
Performance Coatings	6,681	6,187
Industrial Coatings	5,813	5,670
Total segment assets	$19,254	$18,611
Corporate / Non-Segment Items	3,320	3,533
Total	$22,574	$22,144
Investment in equity affiliates
Global Architectural Coatings	$24	$24
Performance Coatings	30	28
Industrial Coatings	23	22
Total segment investment in equity affiliates	$77	$74
Corporate / Non-Segment Items	84	82
Total	$161	$156

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Geographic Information
Segment income
United States and Canada	$312	$261	$900	$894
EMEA	165	177	494	484
Asia Pacific	105	115	300	302
Latin America	175	136	442	359
Total	$757	$689	$2,136	$2,039
(a)Other segment items for each reportable business segment includes research and development, net and other segment expense/(income), net.
(b)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other (income)/charges, net on the consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the consolidated statement of income, and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative and Other (income)/charges, net on the consolidated statement of income.
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

Portfolio optimization includes a $3 million gain recognized in the third quarter of 2026 related to the sale of a non-core business, which is included in Other (income)/charges, net on the condensed consolidated statement of income. Portfolio optimization also includes charges related to the step-up of acquired inventory. These costs are included in Cost of sales, exclusive of depreciation and amortization on the condensed consolidated statement of income. Portfolio optimization also includes a $7 million gain recognized on the sale of a business in the first quarter 2025, which is included in Other (income)/charges, net on the condensed consolidated statement of income. There was no tax expense associated with that gain.
(d)In the third quarter 2026, the Company recorded a net charge related to the anticipated resolution of an outstanding tax matter that includes both income taxes and non-income taxes.
(e)In the third quarter 2026, the Company received an insurance reimbursement under policies covering legacy asbestos-related matters. These insurance recoveries are included in Other (income)/charges, net on the consolidated statement of income.
(f)In the second quarter 2026, the Company settled a legal matter. The related charge is included in Other (income)/charges, net on the consolidated statement of income.
(g)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other (income)/charges, net in the condensed consolidated statement of income.
(h)In the third quarter 2025, the Company recorded net impairment and other related charges related to a consolidated joint venture in the Performance Coatings segment, which are included in Other (income)/charges, net on the condensed consolidated statement of income. Net loss of $12 million related to the impairment charge was attributable to noncontrolling interests.
(i)Segment assets are the total assets used in the operation of each segment. Corporate assets principally include amounts recorded in Cash and cash equivalents, Deferred income taxes, and Property, plant and equipment, net on the consolidated balance sheet.
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
The rollforward of outstanding obligations confirmed as valid under the supplier finance programs for the nine months ended September 30, 2026 and 2025 is as follows:

($ in millions)	2026	2025
January 1	$245	$251
Invoices confirmed	470	414
Confirmed invoices paid	(446)	(453)
Currency impact	(2)	26
September 30	$267	$238

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
Highlights
Net sales were approximately $4.4 billion for the three months ended September 30, 2026, an increase of 7% compared to the prior year primarily due to higher selling prices, higher sales volumes and the favorable impact of foreign currency translation and acquisitions.
Income before income taxes was $631 million for the three months ended September 30, 2026, an increase of $75 million compared to the prior year. Earnings growth in the aerospace, architectural coatings Latin America, and automotive refinish coatings businesses was partially offset by lower sales volumes in automotive OEM coatings.

Results of Operations

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Net sales	$4,353	$4,082	6.6%	$12,778	$11,961	6.8%
Cost of sales, exclusive of depreciation and amortization	$2,589	$2,426	6.7%	$7,551	$7,000	7.9%
Selling, general and administrative	$876	$824	6.3%	$2,692	$2,534	6.2%
Depreciation	$108	$106	1.9%	$321	$297	8.1%
Amortization	$26	$32	(18.8)%	$79	$97	(18.6)%
Research and development, net	$106	$106	—%	$326	$314	3.8%
Interest expense	$67	$65	3.1%	$199	$183	8.7%
Interest income	($45)	($42)	7.1%	($124)	($129)	(3.9)%
Other (income)/charges, net	($5)	$9	N/A	$17	$9	88.9%
Net Sales by Region

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
United States and Canada	$1,446	$1,374	5.2%	$4,227	$4,153	1.8%
EMEA	1,442	1,375	4.9%	4,412	4,081	8.1%
Asia Pacific	846	768	10.2%	2,364	2,142	10.4%
Latin America	619	565	9.6%	1,775	1,585	12.0%
Total	$4,353	$4,082	6.6%	$12,778	$11,961	6.8%
Three Months Ended September 30, 2026
Net sales increased $271 million due to the following:
● Higher selling prices (+3%)
● Higher sales volumes (+2%)
● Favorable foreign currency translation (+1%)
● Acquisitions (+1%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, increased $163 million primarily due to raw material cost inflation, higher sales volumes and the unfavorable impact of foreign currency translation.
Selling, general and administrative expense increased $52 million primarily due to overhead cost inflation and the unfavorable impact of foreign currency translation, partially offset by productivity actions.
Other (income)/charges, net changed by $14 million primarily due to a gain on the sale of a non-core business and lower environmental remediation expense in the third quarter of 2026.
Nine Months Ended September 30, 2026
Net sales increased $817 million due to the following:
● Favorable foreign currency translation (+3%)
● Higher selling prices (+2%)
● Higher sales volumes (+1%)
● Acquisitions (+1%)

For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, increased $551 million primarily due to raw material cost inflation, higher sales volumes and the unfavorable impact of foreign currency translation.
Selling, general and administrative expense increased $158 million primarily due to overhead cost inflation and the unfavorable impact of foreign currency translation, partially offset by productivity actions.
Depreciation expense increased $24 million primarily due to higher capital spending in 2025.
Other (income)/charges, net increased by $8 million primarily due to higher environmental remediation charges and the settlement of a legal matter.
Effective Tax Rate and Earnings Per Diluted Share

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
($ in millions, except percentages and amounts per share)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Income tax expense	$153	$118	29.7%	$412	$380	8.4%
Effective tax rate	24.2%	21.2%	3.0%	24.0%	22.9%	1.1%
Adjusted effective tax rate, continuing operations*	24.2%	22.1%	2.1%	24.0%	23.3%	0.7%

Earnings per diluted share, continuing operations	$2.12	$1.96	8.2%	$5.78	$5.57	3.8%
Adjusted earnings per diluted share*	$2.25	$2.13	5.6%	$6.31	$6.06	4.1%
*See Regulation G Reconciliation below
For the three and nine months ended September 30, 2026, Earnings per diluted share, continuing operations and Adjusted earnings per diluted share increased year over year primarily due to higher net sales, excluding the impact of currency, acquisitions and divestitures ("organic sales"), the favorable impact of foreign currency translation and productivity actions, partially offset by the impact of cost inflation.
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

	Three Months Ended September 30, 2026
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$631	$153	24.2%	$473	$2.12
Adjusted for:
Acquisition-related amortization expense	26	6	24.5%	20	0.09
Business restructuring-related costs, net(b)	15	4	21.9%	11	0.05
Resolution of tax matter(c)	3	1	30.0%	2	0.01
Portfolio optimization(d)	(3)	(1)	24.3%	(2)	(0.01)
Insurance recovery(e)	(3)	(1)	24.3%	(2)	(0.01)
Adjusted, continuing operations, excluding certain items	$669	$162	24.2%	$502	$2.25

	Three Months Ended September 30, 2025
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$556	$118	21.2%	$444	$1.96
Adjusted for:
Acquisition-related amortization expense	32	8	24.4%	24	0.11
Business restructuring-related costs, net(b)	11	4	38.5%	7	0.03
Portfolio optimization(d)	2	2	94.5%	—	—
Impairment and other related charges, net(f)	24	6	24.3%	6	0.03
Adjusted, continuing operations, excluding certain items	$625	$138	22.1%	$481	$2.13

	Nine Months Ended September 30, 2026
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$1,717	$412	24.0%	$1,294	$5.78
Adjusted for:
Acquisition-related amortization expense	79	19	24.4%	60	0.27
Business restructuring-related costs, net(b)	33	8	22.6%	25	0.11
Resolution of tax matter(c)	3	1	30.0%	2	0.01
Portfolio optimization(d)	9	2	24.9%	7	0.03
Insurance recovery(e)	(3)	(1)	24.3%	(2)	(0.01)
Legacy environmental remediation charges(f)	25	6	24.3%	19	0.08
Legal settlement(g)	11	3	24.3%	8	0.04
Adjusted, continuing operations, excluding certain items	$1,874	$450	24.0%	$1,413	$6.31

	Nine Months Ended September 30, 2025
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$1,656	$380	22.9%	$1,269	$5.57
Adjusted for:
Acquisition-related amortization expense	97	24	24.4%	73	0.32
Business restructuring-related costs, net(b)	40	11	27.5%	29	0.13
Portfolio optimization(d)	(2)	2	N/A	(4)	(0.02)
Insurance recovery(e)	(6)	(2)	24.3%	(4)	(0.02)
Legacy environmental remediation charges(f)	16	4	24.3%	12	0.05
Impairment and other related charges, net(h)	24	6	24.3%	6	0.03
Adjusted, continuing operations, excluding certain items	$1,825	$425	23.3%	$1,381	$6.06
(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)Business restructuring-related costs, net include business restructuring charges, offset by releases related to previously approved programs, which are included in Other (income)/charges, net on the consolidated statement of income, accelerated depreciation of certain assets, which is included in Depreciation on the consolidated statement of income, and other restructuring-related costs, which are included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative and Other (income)/charges, net on the consolidated statement of income.
(c)In the third quarter 2026, the Company recorded a net charge related to the anticipated resolution of an outstanding tax matter that includes both income taxes and non-income taxes.
(d)Portfolio optimization includes advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect divestitures and other portfolio optimization exit actions. These costs are included in Selling, general and administrative expense on the condensed consolidated statement of income. Portfolio optimization includes a $3 million gain recognized in the third quarter of 2026 related to the sale of a non-core business, which is included in Other (income)/charges, net on the condensed consolidated statement of income. Portfolio optimization also includes charges related to the step-up of acquired inventory. These costs are included in Cost of sales, exclusive of depreciation and amortization on the condensed consolidated statement of income. Portfolio optimization also includes a $7 million gain recognized on the sale of a business in the first quarter 2025, which is included in Other (income)/charges, net on the condensed consolidated statement of income. There was no tax expense associated with that gain.
(e)In the third quarter 2026, the Company received an insurance reimbursement under policies covering legacy asbestos-related matters. These insurance recoveries are included in Other (income)/charges, net on the consolidated statement of income.
(f)Legacy environmental remediation charges represent environmental remediation costs at certain non-operating PPG manufacturing sites. These charges are included in Other (income)/charges, net in the condensed consolidated statement of income.
(g)In the second quarter 2026, the Company settled a legal matter. The related charge is included in Other (income)/charges, net on the consolidated statement of income.
(h)In the third quarter 2025, the Company recorded net impairment and other related charges related to a consolidated joint venture in the Performance Coatings segment, which are included in Other (income)/charges, net on the condensed consolidated statement of income. Net loss of $12 million related to the impairment charge was attributable to noncontrolling interests.

Performance of Reportable Business Segments
Global Architectural Coatings

	Three Months Ended September 30		$ Change	% Change	Nine Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026 vs. 2025	2026	2025	2026 vs. 2025	2026 vs. 2025
Net sales	$1,055	$1,012	$43	4.2%	$3,118	$2,887	$231	8.0%
Segment income	$225	$184	$41	22.3%	$565	$462	$103	22.3%
Depreciation and amortization expense	$28	$29	($1)	(3.4)%	$85	$82	$3	3.7%
Segment income before interest, taxes, depreciation and amortization (EBITDA)	$253	$213	$40	18.8%	$650	$544	$106	19.5%
Three Months Ended September 30, 2026
Global Architectural Coatings net sales increased due to the following:
● Higher selling prices (+4%)
● Favorable foreign currency translation (+2%)
Partially offset by:
● Lower sales volumes (-2%)
Architectural coatings – EMEA organic sales increased by a low single-digit percentage compared to the prior year with higher selling prices partially offset by lower sales volumes. Overall demand for architectural coatings in Europe was mixed by country.
Architectural coatings - Latin America and Asia Pacific organic sales increased by a mid-single-digit percentage year over year driven by higher selling prices and volume growth in Latin America driven by strong retail sales and improved project-related sales in Mexico.
Segment income of $225 million was 22% higher than the prior year. The increase was driven by higher selling prices and productivity actions partially offset by cost of goods sold inflation.
Nine Months Ended September 30, 2026
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
Architectural coatings - Latin America and Asia Pacific organic sales increased by a mid-single-digit percentage year over year driven by volume growth in Latin America and higher selling prices. In Mexico, retail sales volumes were solid, reflecting strong consumer demand, and project-related spending improved with increased government and local investment.
Segment income of $565 million was 22% higher than the prior year. The increase was driven by higher selling prices, favorable foreign currency translation and productivity actions partially offset by the impact of inflation.
Looking Ahead
In the fourth quarter of 2026, the company expects further year-over-year strengthening in retail sales in Mexico. While consumer sentiment in Europe is anticipated to remain mixed, we expect higher prices and productivity actions to increase earnings. Quarterly organic sales for the segment are expected to be in the range of flat to growth of a low single-digit percentage compared to the fourth quarter 2025.

Performance Coatings

	Three Months Ended September 30		$ Change	% Change	Nine Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026 vs. 2025	2026	2025	2026 vs. 2025	2026 vs. 2025
Net sales	$1,554	$1,414	$140	9.9%	$4,507	$4,191	$316	7.5%
Segment income	$332	$272	$60	22.1%	$949	$902	$47	5.2%
Depreciation and amortization expense	$40	$35	$5	14.3%	$117	$101	$16	15.8%
Segment EBITDA	$372	$307	$65	21.2%	$1,066	$1,003	$63	6.3%
Three Months Ended September 30, 2026
Performance Coatings net sales increased due to the following:
● Higher sales volumes (+5%)
● Higher selling prices (+3%)
● Acquisitions (+2%)
Aerospace organic sales increased by a double-digit percentage compared to the third quarter 2025, led by higher selling prices and sales volumes. Demand is robust, and customer order backlogs remained strong.
Automotive refinish coatings organic sales increased by a mid-single-digit percentage driven by higher selling prices and higher sales volumes, reflecting stabilization of customer order patterns.
Protective and marine coatings organic sales increased by a high single-digit percentage compared to the prior-year third quarter driven by higher sales volumes and selling prices.
Third quarter organic sales for the traffic solutions business decreased by a mid-single-digit percentage compared to the prior-year.
Segment income was $332 million, an increase of 22% versus the prior year, due to higher selling prices and sales volumes, partially offset by higher inflation of cost of goods sold.
Nine Months Ended September 30, 2026
Performance Coatings net sales increased due to the following:
● Higher selling prices (+3%)
● Acquisitions (+2%)
● Favorable foreign currency translation (+2%)
● Higher sales volumes (+1%)

Aerospace organic sales increased by a double-digit percentage compared to the prior year, led by higher selling prices and sales volumes. Demand is robust, and customer order backlogs remained strong even with improved manufacturing output stemming from growth-related debottlenecking investments.
Automotive refinish coatings organic sales decreased by a high single-digit percentage versus the prior year. Results were impacted by lower organic sales in the first half of 2026, reflecting a difficult comparison to the prior year when customer order patterns were heavily weighted to the first half and slower recovery in underlying industry demand.
Protective and marine coatings organic sales increased by a high single-digit percentage compared to the prior-year driven by higher sales volumes and selling prices. Increased sales volumes were driven by share gains in both protective and marine, reflecting demand for PPG's sustainably advantaged products.
Organic sales for the traffic solutions business increased by a low single-digit percentage compared to the prior-year due to higher sales volumes and selling prices.
Segment income was $949 million, an increase of 5% versus the prior year, as the impact of higher organic sales was partially offset by cost of goods sold inflation.

Looking Ahead
In the fourth quarter 2026, we anticipate continued strength in aerospace. Automotive refinish coatings organic sales are anticipated to improve in the fourth quarter due to customer order patterns that were weighted to the first half 2025. Protective and marine coatings growth is expected to normalize as we lap prior year share gains, and traffic solutions will follow typical seasonal trends. In the fourth quarter, the company expects organic sales growth for the segment in the range of a low single-digit percentage to a mid-single-digit percentage year over year.
Industrial Coatings

	Three Months Ended September 30		$ Change	% Change	Nine Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2026	2025	2026 vs. 2025	2026 vs. 2025	2026	2025	2026 vs. 2025	2026 vs. 2025
Net sales	$1,744	$1,656	$88	5.3%	$5,153	$4,883	$270	5.5%
Segment income	$200	$233	($33)	(14.2)%	$622	$675	($53)	(7.9)%
Depreciation and amortization expense	$51	$48	$3	6.3%	$156	$144	$12	8.3%
Segment EBITDA	$251	$281	($30)	(10.7)%	$778	$819	($41)	(5.0)%
Three Months Ended September 30, 2026
Industrial Coatings segment net sales increased due to the following:
● Higher selling prices (+2%)
● Higher sales volumes (+2%)
● Favorable foreign currency translation (+1%)
Automotive OEM coatings organic sales decreased a low single-digit percentage, with share gains supporting a change in sales volume that outpaced global automotive industry production by approximately 100 basis points.

Third quarter industrial coatings organic sales improved a high single-digit percentage due to sales volume and selling price growth in all regions.
Packaging coatings organic sales increased by a double-digit percentage versus the prior year period and sales volumes are up over 20% on a two-year stacked basis, driven by share gains as customers adopt our technologies.
Segment income was $200 million, a decrease of 14% versus the prior year, driven by cost of goods sold inflation partially offset by higher sales volumes and selling prices as we began to realize the benefits of the timing of our index-based pricing arrangements.
Nine Months Ended September 30, 2026
Industrial Coatings segment net sales increased due to the following:
● Higher sales volumes (+3%)
● Favorable foreign currency translation (+2%)
● Higher selling prices (+1%)
Organic sales for automotive OEM coatings were flat compared to the prior year driven by higher sales volumes offset by lower indexed-based selling prices.
Industrial coatings organic sales increased by a mid-single-digit percentage compared to the prior year driven by higher selling prices and higher sales volumes.
Organic sales in packaging coatings increased by a double-digit percentage compared to the prior year, driven by higher sales volumes. Results reflect the positive momentum from share gains in the U.S. and Canada, Asia Pacific and Europe, aided by expanding European sustainability regulations.
Segment income was $622 million, a decrease of 8% versus the prior year driven by cost of goods sold inflation partially offset by manufacturing and overhead cost savings and organic sales growth.
Looking Ahead
Our share gains in automotive OEM coatings, industrial coatings and packaging coatings are yielding benefits, and we expect to outperform the respective markets again in the fourth quarter. The company expects organic sales for the segment in the range of a low single-digit percentage decline to growth of a low single-digit percentage year over year.
Tariff Impact and Mitigation
PPG is impacted by the economic and political conditions in the markets we serve, which includes effects related to the imposition and magnitude of tariffs. The current global macroeconomic environment is highly dynamic, and we continue to monitor changes to tariffs and the corresponding impacts on our business. PPG did not experience a significant decrease in customer demand, significant increase in raw material costs, or other significant adverse impacts related to tariffs during the first nine months of 2026. The Company continues to monitor overall economic demand and customer order patterns and is prepared to take actions intended to mitigate adverse impacts, as necessary, through supply chain contingency plans, pricing actions, and/or cost reduction actions.
Middle East Conflict and Price Increases
In the first quarter of 2026, a military conflict commenced in the Middle East. Although we do not have material operations in the Middle East, we continue to assess the impact of the conflict. Costs have risen for raw materials, energy, logistics and packaging across the coatings value chain. The company has proactively made price adjustments globally and across all our businesses, resulting in a 3% selling price increase in the third quarter, fully offsetting inflation of cost of goods sold.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.6 billion and $2.2 billion at September 30, 2026 and December 31, 2025, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's ability to access the capital markets will be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and contractual obligations.
Cash from operating activities
Cash from operating activities for the nine months ended September 30, 2026 and 2025 was $1,158 million and $1,054 million, respectively. The $104 million increase was primarily due to improved working capital performance compared to the prior year.
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

($ in millions, except percentages)	September 30, 2026	December 31, 2025	September 30, 2025
Trade receivables, net	$3,408	$2,783	$3,137
Inventories, FIFO	2,436	2,177	$2,363
Trade creditors’ liabilities	2,521	2,212	$2,298
Operating working capital	$3,323	$2,748	$3,202
Operating working capital as a % of sales	19.1%	17.6%	19.6%
Days sales outstanding	64	59	63

Environmental

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Cash outlays for environmental remediation activities	$9	$8	$27	$18

($ in millions)	Remainder of 2026	Annually 2027 - 2030
Projected future cash outlays for environmental remediation activities	$10 - $20	$20 - $60
Cash used for investing activities
Cash used for investing activities for the nine months ended September 30, 2026 and 2025 was $653 million and $417 million, respectively. The $236 million increase in cash used for investing activities was primarily due to business acquisitions in the current year.
Total capital spending is expected to be approximately $650 million to $700 million in 2026 in support of future organic growth opportunities.
Cash used for financing activities
Cash used for financing activities for the nine months ended September 30, 2026 and 2025 was $1,099 million and $269 million, respectively. The $830 million increase in cash used for financing activities was primarily due to net debt activity, including the repayment of the $700 million 1.2% notes, which matured in the first quarter 2026.
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
In October 2025, PPG amended its five-year credit agreement (the "Credit Agreement") dated as of August 30, 2019 to extend its maturity. The amended Credit Agreement provides for a $2.3 billion unsecured revolving credit facility, of which $2,148 million of the total commitment has a term through July 2029 and $152 million of the total commitment has a term through July 2028. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. In May 2026, PPG entered into a €250 million unsecured revolving credit agreement (the “Euro Credit Agreement”) that expires in May 2028. The Company has the right, subject to certain conditions set forth in the Credit Agreement and the Euro Credit Agreement, to designate certain subsidiaries of the Company as borrowers. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the applicable agreement. There were no amounts outstanding under either the Credit Agreement or the Euro Credit Agreement as of September 30, 2026 and December 31, 2025.
The Term Loan, Credit Agreement and Euro Credit Agreement also require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of September 30, 2026, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 43%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings outstanding under the Credit Agreement were zero as of both September 30, 2026 and December 31, 2025.

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
Other Liquidity Information
Restructuring
Aggregate restructuring savings were approximately $15 million in the third quarter 2026. Total restructuring savings are expected to be approximately $50 million in 2026. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 6, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to restructuring actions of approximately $60 million to $80 million in 2026.
Currency
Comparing spot exchange rates at September 30, 2026 and at December 31, 2025, the U.S. dollar weakened against the currencies of many countries within the regions PPG operates, most notably the Chinese yuan, partially offset by strengthening against the Mexican peso. As a result, consolidated net assets at September 30, 2026 increased by $26 million compared to December 31, 2025.
Comparing average exchange rates during the first nine months of 2026 to those of the first nine months of 2025, the U.S. dollar weakened against the currencies of many countries where PPG operates, including the Mexican peso, partially offset by strengthening against the euro. This had a favorable impact on Income before income taxes for the nine months ended September 30, 2026 of $54 million from the translation of these foreign earnings into U.S. dollars.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. PPG had outstanding foreign currency forward contracts with total notional amounts of $3.4 billion and $2.9 billion as of September 30, 2026 and December 31, 2025, respectively. The fair value of these contracts were net liabilities of $64 million and net assets $1 million as of September 30, 2026 and December 31, 2025, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $457 million for the nine months ended September 30, 2026 and $447 million for the year ended December 31, 2025.
PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $375 million as of both September 30, 2026 and December 31, 2025. The fair value of these contracts were net assets of $22 million and $11 million as of September 30, 2026 and December 31, 2025, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $36 million and $40 million at September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, PPG had non-U.S. dollar denominated borrowings outstanding of $4.4 billion and $4.1 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $484 million at September 30, 2026 and $457 million at December 31, 2025.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $375 million of fixed rate debt to variable rate debt as of both September 30, 2026 and December 31, 2025. The fair values of these contracts were liabilities of $11 million and $6 million as of September 30, 2026 and December 31, 2025, respectively. An increase in variable interest rates of 10% would have lowered the fair values of these swaps and increased annual interest expense by less than $1 million for the period ended September 30, 2026 and $2 million for the period ended December 31, 2025. Considering the debt balance outstanding at September 30, 2026 and December 31, 2025, a 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have increased annual interest expense associated with PPG's variable rate debt obligations by $4 million and $3 million for the periods ended September 30, 2026 and December 31, 2025, respectively. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $85 million and $73 million at September 30, 2026 and December 31, 2025, respectively; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2025 to September 30, 2026. Refer to Note 12, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
From the late 1880’s until the early 1970’s, PPG owned property located in Cadogan and North Buffalo Townships, Pennsylvania which was used for the disposal of solid waste from PPG’s former glass manufacturing facility in Ford City, Pennsylvania. In October 2018, the Pennsylvania Department of Environmental Protection (the “DEP”) approved PPG’s cleanup plan for the Cadogan Property. In April 2019, PPG and the DEP entered into a consent order and agreement (“CO&A”) which incorporated PPG’s approved cleanup plan and a draft final permit for the collection and discharge of seeps emanating from the former disposal area. The CO&A includes a civil penalty of $1.2 million for alleged past unauthorized discharges. PPG’s former disposal area is also the subject of a citizens’ suit filed by the Sierra Club and PennEnvironment seeking remedial measures beyond the measures specified in PPG’s approved cleanup plan, a civil penalty in addition to the penalty included in the CO&A and plaintiffs’ attorneys fees. PPG and the plaintiffs settled plaintiffs’ claims for injunctive relief and PPG agreed to enhancements to the DEP approved cleanup plan and a $250,000 donation to a Pennsylvania nonprofit organization. This settlement has been memorialized by an amendment to the CO&A which was appended to a Consent Agreement between PPG and the plaintiffs which has been entered by the federal court. The remaining claims in the case for attorneys’ fees and a civil penalty are not affected by this settlement. A trial on the issue of a civil penalty under the Clean Water Act was held in June 2024. Following the trial, the parties filed Proposed Findings of Fact and Conclusions of Law and the matter is now ready for a decision by the Court. With regard to plaintiffs’ motion for attorneys’ fees, the Court appointed a Special Master to review the parties' positions regarding the amount of fees that should be awarded. The Special Master recommended an award of fees and expenses totaling approximately $9 million. The judge is now independently reviewing the Special Master’s recommendation.
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
PPG intends to vigorously enforce its rights under the Separation Agreement and Contribution Agreement and to hold Westlake accountable for any damages PPG suffers as a result of Westlake’s breach of contract. A bench trial for the PPG Lawsuit was held in the Delaware Court of Chancery in May 2025. The court ordered post-trial briefing, and an oral argument was held in July 2025. At a further hearing in August 2026 the parties argued their supplemental post-trial briefing positions. PPG expects the trial court to issue its final decision in the fourth quarter of 2026 or early 2027. PPG believes the risk of loss associated with this matter is remote.
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. PPG has also been named as a defendant in lawsuits alleging bodily injury from the purported inhalation of ethylene oxide air emissions. For a description of asbestos and ethylene oxide litigation affecting the Company, see Note 14, “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2026:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
July 2026
Repurchase program	—	$—	—	16,318,984
August 2026
Repurchase program	—	$—	—	16,078,935
September 2026
Repurchase program	1,399,927	$107.16	1,399,927	15,849,320
Total quarter ended September 30, 2026
Repurchase program	1,399,927	$107.16	1,399,927	15,849,320
(1)In April 2024, PPG’s Board of Directors approved a $2.5 billion share repurchase plan. The remaining shares yet to be purchased under the program have been calculated using PPG’s closing stock price on the last business day of the respective month. The repurchase program does not have an expiration date.

Item 5. Other Information
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and executive officers during the three months ended September 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Action	Date of Action	Scheduled Expiration Date (1)	Aggregate Number of Securities to be Purchased or Sold (2)
Kevin D. Braun, Senior Vice President, Operations	Adopt	8/27/2026	11/19/2027	Sale of up to 7,650 shares of common stock upon the exercise of stock options if the market price of the Company's common stock exceeds certain specified price targets.
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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2026 and 2025, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheet at September 30, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statement of Shareholders' Equity for the three and nine months ended September 30, 2026 and 2025. (v) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	October 28, 2026	By:	/s/ Jamie A. Beggs
Jamie A. Beggs
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)